Form 10-Q
period 1996-06-30
SOUTHEAST ACQUISITIONS II LP
filed 1996-08-09
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   Form 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1996.


______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO __________________________.



Commission File number:  0-17680 (formerly 33-20255)



                        SOUTHEAST ACQUISITIONS II, L.P.
                           (Exact name of registrant)


           Delaware                                   23-2498841

(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

250 King of Prussia Road, Radnor, PA  19087
(Address of Principal Executive Offices)

Issuer's Telephone Number:  (610 964-7234)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No _____

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at June 30, 1996 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and 135 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership's objectives will be realized.

         Results of Operations

         The Partnership had no operations from the date of its formation on December 14, 1987 until June 24, 1988 when it acquired the first property and had sold 3,165 Units of limited partnership interest. During 1988, the Partnership acquired three additional Properties and sold 6,485 additional Units of limited partnership interest.

         The Partnership's activities during the second quarter of 1996 were primarily focused on selling the properties. Revenues for the second quarter of 1996 consisted of interest income of $173 and partnership transfer fees of $350. Expenses for the second quarter of 1996 consisted of general and administrative costs of $3,948, management fees of 4,686, real estate taxes of $4,599 and insurance of $88.

         During the first quarter of fiscal year 1996, the Partnership sold 2 acres of the Greenville, South Carolina property for a gain of $215,288. Revenues for the first quarter of 1996 consisted of interest income of $2,384 and partnership transfer fees of $408. Expenses for the first quarter of 1996 consisted of general and administrative costs of $5,079, management fees of $4,688, real estate taxes of $4,538 and insurance costs of $87.

         During 1995, the Partnership sold 6 acres of the Henry County, Georgia property, 4 acres of the Rutherford County, Tennessee property and 3 acres of the Greenville, South Carolina property for a gain of $920,590. Also, during 1995, the Partnership sold 19 acres of the Henry County, Georgia property for a loss of $10,389. Other revenues consisted of interest income of $14,175 and partnership transfer fees of $725. Expenses for 1995 consisted of general and administrative costs of $21,847, management fees of $18,753, real estate taxes of $18,964 and insurance costs of $528.

         During 1994, the partnership sold 73 acres of the Henry County, Georgia parcel for a gain of $99,765. Other revenues consisted of interest income of $8,297 and partnership transfer fees of $725. Expenses for 1994 consisted of general and administrative costs of $29,603, management fees of $18,753, real estate taxes of $22,528 and insurance costs of $6,717.

         Inflation did not have any material impact on operations during 1995 and it is not expected to materially impact future operations, except for possible appreciation in the value of the properties.

         The General Partner continues, as in the past, to actively market and sell portions of all three properties.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $33,360 at June 30, 1996. Although there is only $33,360 in cash reserves at June 30, 1996, the General Partner is negotiating a sale for approximately 7 acres of the Greenville, South Carolina property at $110,000 an acre. The current cash reserves along with proceeds from the sale, adjusted for limited partnership distributions, will be used to cover the following estimated annual costs: $9,374 annual administration fee to the General Partner, $20,000 per year for auditing, accounting, tax and other administrative services, $350 per year for insurance and $18,274 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional two years. However, if additional expenses are incurred or if the property cannot be sold within two years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the partnership may have to dispose of a portion of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. Section 221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the General Partner is vested in the Insurance Commissioner pursuant to the Order.

Item 2 - Changes in Securities

         There was no change in the Partnership's securities during the second quarter of 1996.

Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there has been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the second quarter of 1996.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K


Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers         Description                           Page Number
- ---------------         -----------                           -----------
3.1(a)                  Certificate of Limited                     *
                        Partnership

3.1(b) & (4)            Restated Limited Partnership               **
                        Agreement

9                       not applicable

* Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-20255.

**       Incorporated by reference to Exhibit 3.2 filed as part of the
Partnership's Registration Statement on Form S-18, Registration No. 33- 20255.

11                                not applicable

12                                not applicable

13                                not applicable

16                                not applicable

18                                not applicable

19                                not applicable

22                                not applicable

23                                not applicable

24                                not applicable

25                                not applicable

28                                not applicable

29                                not applicable

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                               Title                Date
- ---------                               -----                ----

/s/ JAMES W. KELICAN, JR.               Vice President,      August 9, 1996
- ---------------------------             Director of
James W. Kelican, Jr.                   Southeast
                                        Acquisitions,
                                        Inc.


/s/ MARGARET TAMASITIS                  Assistant            August 9, 1996
- ---------------------------             Secretary of
Margaret Tamasitis                      Southeast
                                        Acquisitions,
                                        Inc.

EXHIBIT  A
                        SOUTHEAST ACQUISITIONS II, L.P.

                                 BALANCE SHEETS



                                                            June 30,               December 31,
                                                              1996                     1995
                                                          (Unaudited)
                                                          ------------             ------------
 ASSETS

Land                                                    $   2,910,317            $   2,963,920

Cash and cash equivalents                                      33,360                   86,137

Prepaid insurance                                                  87                        -
                                                          ------------             ------------
                                                        $   2,943,764            $   3,050,057
                                                          ============             ============





LIABILITIES AND PARTNERS' EQUITY

Accrued expenses                                        $      17,482            $      16,877

Due to affiliates                                                   -                    4,688

Other (Non-refundable deposit)                                 35,000                        -

Partners' Equity                                            2,891,282                3,028,492
                                                          ------------             ------------
                                                        $   2,943,764            $   3,050,057
                                                          ============             ============

                        SOUTHEAST ACQUISITIONS II, L.P.

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (UNAUDITED)

                                                Three Months     Three Months      Six Months       Six Months
                                                   Ended            Ended            Ended            Ended
                                                  June 30,         June 30,         June 30,         June 30,
                                                    1996             1995             1996             1995
                                                ------------     ------------     ------------     ------------
REVENUES:
   Interest income                            $         173    $       1,826    $       2,557    $      10,272
   Gain on sale of land                                   -                -          215,288          744,007
   Other income                                         350              200              758              275
                                                ------------     ------------     ------------     ------------
                                                        523            2,026          218,603          754,554
                                                ------------     ------------     ------------     ------------

EXPENSES:
   General and administrative                         3,948            2,256            9,027            4,440
   Management fee                                     4,686            4,689            9,374            9,377
   Real estate taxes                                  4,599            5,076            9,137           10,230
   Insurance                                             88              147              175              294
                                                ------------     ------------     ------------     ------------
                                                     13,321           12,168           27,713           24,341
                                                ------------     ------------     ------------     ------------

NET INCOME (LOSS)                             $     (12,798)   $     (10,142)   $     190,890          730,213

Partners' equity,
   Beginning of period                            2,904,080        3,241,588        3,028,492        3,610,983

Capital distribution                                      -                -         (328,100)      (1,109,750)
                                                ------------     ------------     ------------     ------------
Partners' equity,
   End of period                              $   2,891,282    $   3,231,446    $   2,891,282    $   3,231,446
                                                ============     ============     ============     ============

Weighted Average Number
   of Limited Partnership
   Units Outstanding                                  9,650            9,650            9,650            9,650
                                                ============     ============     ============     ============

Income (Loss) from Operations
   per Limited Partnership
   Interest                                   $       (1.31)   $       (1.04)   $       19.58    $       74.91
                                                ============     ============     ============     ============

                        SOUTHEAST ACQUISITIONS II, L.P.

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (UNAUDITED)


                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30
                                           ------------------------------------------------
                                                 1996             1995             1994
                                           --------------   --------------   --------------
REVENUES:
   Interest income                         $       2,557    $      10,272    $       2,885
   Gain on sale of land                          215,288          744,007            1,596
   Other income                                      758              275              725
                                             ------------     ------------     ------------
                                                 218,603          754,554            5,206
                                             ------------     ------------     ------------


EXPENSES:
   General and administrative                      9,027            4,440           17,507
   Management fee                                  9,374            9,377            9,377
   Real estate taxes                               9,137           10,230           14,859
   Insurance                                         175              294            4,380
                                             ------------     ------------     ------------
                                                  27,713           24,341           46,123
                                             ------------     ------------     ------------

NET INCOME (LOSS)                          $     190,890    $     730,213    $     (40,917)

Partners' equity,
   Beginning of period                         3,028,492        3,610,983        3,579,797

Capital distribution                            (328,100)      (1,109,750)               -
                                             ------------     ------------     ------------
Partners' equity,
   End of period                           $   2,891,282    $   3,231,446    $   3,538,880
                                            ============     ============     ============

Weighted Average Number
   of Limited Partnership
   Units Outstanding                               9,650            9,650            9,650
                                            ============     ============     ============

Income (Loss) from Operations
   per Limited Partnership
   Interest                                $       19.58    $       74.91    $       (4.20)
                                            ============     ============     ============

                        SOUTHEAST ACQUISITIONS II, L.P.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                FOR THE SIX MONTHS
                                                                                   ENDED JUNE 30
                                                                 --------------------------------------------
                                                                      1996            1995           1994
                                                                 -------------   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Proceeds from sale of land                                    $    303,890    $    811,423   $     10,578
   Cash paid for operating expenses                                   (31,882)        (15,441)       (63,844)
   Interest income received                                             2,557          10,272          2,885
   Other income received                                                  758             275            725
                                                                   -----------     -----------    -----------
         Net cash flows (used in)
            operating activities                                      275,323         806,529        (49,656)

   Distribution to Limited Partners                                  (328,100)     (1,109,750)             -
                                                                   -----------     -----------    -----------
   Increase (decrease) in cash                                        (52,777)       (303,221)       (49,656)

Cash, beginning of period                                              86,137         467,018        250,147
                                                                   -----------     -----------    -----------
Cash, end of period                                              $     33,360    $    163,797   $    200,491
                                                                   ===========     ===========    ===========


RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                             $    190,890    $    730,213   $    (40,917)
   Adjustments to reconcile net income(loss)
      to net cash provided by
      operating activities:
         Decrease in land                                              53,603          76,924          8,983
         Increase in prepaid expenses                                     (87)           (147)        (2,190)
         Increase (decrease) in due to
            affiliates                                                 (4,688)         (4,688)        (4,688)
         Increase (decrease) in accrued
            expenses                                                      605           4,227        (10,844)
         Increase in other liabilities                                 35,000               -              -
         Distribution to Limited Partners                            (328,100)     (1,109,750)             -
                                                                   -----------     -----------    -----------
         Net cash provided by (used in)
            operating activities                                 $    (52,777)   $   (303,221)  $    (49,656)
                                                                   ===========     ===========    ===========