Form 10-Q
period 1996-09-30
SOUTHEAST ACQUISITIONS II LP
filed 1996-11-14
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED September  30, 1996 .


---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM __________________ TO ____________________.



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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at September 30, 1996 are attached hereto as Exhibit A.

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

         During the third quarter of fiscal year 1996, the partnership sold 7 acres of the Greenville, South Carolina property for a gain of $524,409. Revenues for the third quarter of 1996 consisted of interest income of $1,160 and partnership transfer fees of $2,247. Expenses for the third quarter of 1996 consisted of general and administrative costs of $5,415, real estate taxes of $5,570 and insurance costs of $87.

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

         Inflation did not have any material impact on operations during 1995 and it is not expected to materially impact future operations.

         The General Partner is in the process of having appraisals performed and if there is any impairment to an asset, it will be recorded during the fourth quarter of 1996.

         During the months of October and November, 1996 the Partnership sold
4.6 acres of the Greenville, South Carolina property for a gain of $255,000.




         Liquidity and Capital Resources

         The Partnership has cash reserves of $719,809 at September 30, 1996. The current cash reserves , adjusted for limited partnership distributions, will be used to cover the following estimated annual costs: $9,374 annual administration fee to the General Partner, $20,000 per year for auditing, accounting, tax, legal and other administrative services, $350 per year for insurance and $19,600 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional two years. However, if additional expenses are incurred or if the property cannot be sold within two years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the partnership may have to dispose of a portion of the Properties or incur indebtedness on unfavorable terms.

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

Item 2 - Changes in Securities

         There was no change in the Partnership's securities during the third quarter of 1996.

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

         No matters were submitted to the Partners for a vote during the third quarter of 1996.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K


Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers                     Description                                                   Page Number
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

** Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-20255.

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


Signature                              Title                                     Date
/s/ James W. Kelican, Jr.              Vice President,                           11/12, 1996
-----------------------------          Director of                               -----
James W. Kelican, Jr.                  Southeast
                                       Acquisitions,
                                       Inc.



/s/ Margaret Tamasitis                 Assistant                                 11/12, 1996
-----------------------------          Secretary of                              -----
Margaret Tamasitis                     Southeast
                                       Acquisitions,
                                       Inc.

EXHIBIT  A
                         SOUTHEAST ACQUISITIONS II, L.P.

                                 BALANCE SHEETS



                                     ASSETS

                                          September 30,
                                             1996              December 31,
                                          (Unaudited)              1995
                                          -----------              ----
Land                                      $2,707,404            $2,963,920

Cash and cash equivalents                    719,809                86,137
                                          ----------            ----------
                                          $3,427,213            $3,050,057
                                          ==========            ==========




LIABILITIES AND PARTNERS' EQUITY


Accrued expenses                          $   19,187            $   16,877

Due to affiliates                                  -                 4,688

Partners' Equity                           3,408,026             3,028,492
                                          ----------            ----------
                                          $3,427,213            $3,050,057
                                          ==========            ==========

                         SOUTHEAST ACQUISITIONS II, L.P.

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)

                                    Three Months     Three Months        Nine Months        Nine Months
                                        Ended             Ended              Ended              Ended
                                    September 30,     September 30,      September 30,      September 30,
                                        1996             1995                1996               1995
                                        ----             ----                ----               ----
REVENUES:
   Interest income                  $     1,160       $     3,066        $     3,717        $    13,338
   Gain on sale of land                 524,409           176,583            739,697            920,590
   Other income                           2,247               350              3,005                625
                                    -----------       -----------        -----------        -----------
                                        527,816           179,999            746,419            934,553
                                    -----------       -----------        -----------        -----------

EXPENSES:
   Loss on sale of land                    --              10,389               --               10,389
   General and administrative             5,415             4,978             14,442              9,418
   Management fee                          --               4,688              9,374             14,065
   Real estate taxes                      5,570             4,074             14,707             14,304
   Insurance                                 87               146                262                440
                                    -----------       -----------        -----------        -----------
                                         11,072            24,275             38,785             48,616
                                    -----------       -----------        -----------        -----------

NET INCOME (LOSS)                   $   516,744       $   155,724        $   707,634            885,937

Partners' equity,
   Beginning of period                2,891,282         3,231,446          3,028,492          3,610,983

Capital distribution                       --            (337,750)          (328,100)        (1,447,500)
                                    -----------       -----------        -----------        -----------
Partners' equity,
   End of period                    $ 3,408,026       $ 3,049,420        $ 3,408,026        $ 3,049,420
                                    ===========       ===========        ===========        ===========

Weighted Average Number
   of Limited Partnership
   Units Outstanding                      9,650             9,650              9,650              9,650
                                    ===========       ===========        ===========        ===========

Income (Loss) from Operations
   per Limited Partnership
   Interest                         $     53.01       $     15.98        $     72.59        $     90.89
                                    ===========       ===========        ===========        ===========

                         SOUTHEAST ACQUISITIONS II, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  NINE MONTHS
                                              ENDED SEPTEMBER 30
                                       ---------------------------------
                                       1996          1995           1994
                                       ----          ----           ----
REVENUES:
   Interest income                  $  3,717       $ 13,338       $  5,054
   Gain on sale of land              739,697        920,590         25,206
   Other income                        3,005            625            550
                                    --------       --------       --------
                                     746,419        934,553         30,810
                                    --------       --------       --------

EXPENSES:
   Loss on sale of land                 --           10,389           --
   General and administrative         14,442          9,418         22,817
   Management fee                      9,374         14,065         14,065
   Real estate taxes                  14,707         14,304         18,803
   Insurance                             262            440          6,570
                                    --------       --------       --------
                                      38,785         48,616         62,255
                                    --------       --------       --------

NET INCOME (LOSS)                   $707,634       $885,937       $(31,445)
                                    ========       ========       ========

                         SOUTHEAST ACQUISITIONS II, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                       FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30
                                              -----------------------------------------
                                              1996               1995              1994
                                              ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Proceeds from sale of land             $   996,276        $ 1,111,474        $    86,063
   Cash paid for operating expenses           (41,226)           (35,858)           (72,240)
   Interest income received                     3,717             13,338              5,054
   Other income received                        3,005                625                550
   Distribution to Limited Partners          (328,100)        (1,447,500)              --
                                          -----------        -----------        -----------
         Net cash flows (used in)
            operating activities              633,672           (357,921)            19,427

Cash, beginning of period                      86,137            467,018            250,147
                                          -----------        -----------        -----------
Cash, end of period                       $   719,809        $   109,097        $   269,574
                                          ===========        ===========        ===========


RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                               $   707,634        $   885,937        $   (31,445)
Adjustments to reconcile net income(loss)
   to net cash provided by
   operating activities:
      Decrease in land                              256,516            201,272             60,857
      Increase (decrease) in due to
         affiliates                                  (4,688)            (4,688)            (4,688)
      Increase (decrease) in accrued
         expenses                                     2,310              7,058             (5,297)
      Distribution to Limited Partners             (328,100)        (1,447,500)              --
                                                -----------        -----------        -----------
      Net cash provided by (used in)
         operating activities                   $   633,672        $  (357,921)       $    19,427
                                                ===========        ===========        ===========