Form 10-K405
period 1996-12-31
SOUTHEAST ACQUISITIONS II LP
filed 1997-03-31
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER: 0-17680 (FORMERLY 33-20255)

                         SOUTHEAST ACQUISITIONS II, L.P.
                         (Name of issuer in its charter)

DELAWARE                                    23-2498841
(State of incorporation or                 (IRS Employer Identification
organization)                              Number)

250 KING OF PRUSSIA ROAD,      RADNOR, PENNSYLVANIA                  19087
(Address of principal executive offices)                          (Zip Code)

ISSUER'S TELEPHONE NO., INCLUDING AREA CODE: (610) 964-7234
Securities registered pursuant to Section 12(b) of the Act.

                                          Name of each exchange
     Title of each Class                   on which registered
     -------------------                   -------------------

         None                                      Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                    LIMITED PARTNERSHIP UNITS $1,000 PER UNIT

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.
Yes    X       No
      ---           ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

                         SOUTHEAST ACQUISITIONS II, L.P.
                                    FORM 10-K
                                TABLE OF CONTENTS


ITEM

PART I

Item 1.           Business

                  Background...........................................      4
                  Material Recent Developments.........................      4
                  Employees............................................      5

                  Competition..........................................      5
                  Trademarks and Patents...............................      5

Item 2.              Property..........................................      5

Item 3.     Legal Proceedings..........................................      6
Item 4.     Submission of Matters to a Vote of Security
                  Holders..............................................      7

PART II

Item 5.     Market for the Partnership's Units of Limited
            Partnership Interest and Related Security
                     Holder Matters....................................      7

Item 6.     Selected Financial Data....................................      7

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
                  Background...........................................      8
                  Results of Operations................................      8
                  Liquidity and Capital Resources......................      9

Item 8.     Financial Statements and Supplementary Data................      9

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.....................      9

PART III

Item 10.           Directors and Executive Officers
                        of the Partnership......................       10

Item 11.    Executive Compensation..............................       11

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management
                  (a)   Security Ownership of Certain
                        Beneficial owners.......................       11
                  (b)   Security Ownership of Management........       11
                  (c)   Changes in Control......................       11

Item 13.     Certain Relationships and Related Transactions.....       11


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.................................       12


SIGNATURES......................................................       14

                                     PART I


  ITEM 1.   BUSINESS

            Background

            Southeast Acquisitions II, L.P. (the "Partnership") was formed on December 14, 1987, as a Delaware limited partnership. On February 4, 1988, Southeast Acquisitions, Inc. (the "General Partner") and F M Initial, Inc. (the "Initial Limited Partner") contributed $1,000 and $100 respectively, to the Partnership. The Partnership's public offering of 9,650 units of limited partnership interest ("Units") commenced on June 8, 1988 and ended on July 18, 1988 when all 9,650 Units were sold.

            The Partnership purchased the following three parcels of unimproved land in 1988: 135 acres in Rutherford County, Tennessee; 91 acres in Greenville, South Carolina; and 353 acres in Henry county, Georgia. The Partnership's primary business objective is to realize appreciation in the value of the three parcels of unimproved land (each a "Property", collectively the "Properties"), by holding the Properties for investment and eventual sale, although there is no assurance that this will be attained. The Partnership has no plans to develop the Properties, except for land planning, market surveys and other activities necessary to prepare the Properties for sale.

            The Partnership is actively marketing the Henry County, Georgia property and believes that it will dispose of the Property within three years. The Property is being divided into parcels which will be sold separately. The Partnership placed the Greenville, South Carolina property on the market in the spring of 1989, and placed the Rutherford County, Tennessee Properties on the market in the fall of 1991. The timing and manner of sales will be determined by Southeast Acquisitions, Inc., the General Partner of the Partnership. The General Partner has the right to sell the Properties without the consent of the Limited Partners if the net proceeds of the sale will be sufficient to return the Limited Partners' Capital Contribution plus their non-compounded 10% Cumulative Annual Return. The General Partner believes that the Partnership's cash reserves will be sufficient to last for an additional two years, assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell some or all of the Property on unfavorable terms.

            The General Partner has no plans to develop the Properties, except for activities including rezoning, land planning, market surveys and other activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.

            Material Recent Developments

            None

            Employees

            The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive officers of the Partnership).

            Competition

            The General Partner believes that there is significant direct competition within a five mile radius of the Properties. The Properties are located in three distinct areas of the Southeastern United States.

            Trademarks and Patents

            The Partnership has no trademarks or patents.


ITEM 2.     PROPERTIES

            The Partnership owns 3 tracts of undeveloped land consisting of approximately 180 acres in Henry County, Georgia, 42 acres in Greenville, South Carolina, and 131 acres in Rutherford County, Tennessee.

The Henry County, Georgia Property, after the sale of approximately 13 acres during 1988 and 1989, 15 acres in 1992, 47 acres in 1993, 73 acres in 1994 and an additional 25 acres in 1995 consists of approximately 180 acres of undeveloped land, zoned RA/Residential -Agricultural District (which does not permit construction of multi-family structures), fronting King Mill Road, Iris Lake Road and Whitaker Road and is located 1.5 miles east of Interstate 75.

            During 1996, the General Partner had discussions with two local residential developers concerning this Property. The discussions did not materialize into offers to purchase any portion of the Property. The marketing program for this Property will be revisited by the General Partner during 1997.

            The Greenville, South Carolina Property, after the sale of approximately 4 acres during 1991, 28 acres in 1993, 3 acres in 1995 an additional 14 acres in 1996 consists of approximately 42 acres of unzoned and generally flat land located approximately 1,200 feet southwest of the I-385 and Fairview Road interchange in Simpsonville South Carolina, eight miles Southeast of the Greenville City limits and just outside the town of Simpsonville in Greenville County.

            During 1996, the General Partner commissioned an appraisal of this property and the result was an appraised current value of $3,300,000.

            The General Partner has reviewed the conclusions of the 1996 appraisal, conducted extensive interviews with the appraiser and real estate marketing professionals in the Greenville market, and believes that the recent appraisal is a reasonable approximation of the current value of the Property.

            The General Partner has updated the site plan for this property and established list prices for the remaining land. Parcel sizes range from 1 to 20 acres with list prices from $75,000 to $200,000 per acre. Also, the General Partner has renewed the listing agreement for the Property through June 30, 1997.

            Other activity includes the recent execution of an agreement to sell approximately 1acre for $160,000. It is expected that this sale will close in late April or May of 1997.

            The third property is located in Rutherford County, Tennessee, approximately 18 miles southeast of the Nashville central business district and 10 miles southeast of the Nashville Metropolitan Airport. Following a sale of four acres in 1995, the property consists of approximately 82 acres in the northwest quadrant of the I-24/Sam Ridley interchange and 49 acres located at the northeast quadrant of the same interchange, with frontage on the access road. The four acres sold in 1995 were part of the property located at the northwest corner of the I-24 interchange. This land was located along Sam Ridley and was the portion of the property located furthest from the interchange itself and was sold for a price of $50,000/acre. In an effort to make future development of the property easier, all property has now been zoned for commercial use and is located entirely within the Smyrna City Limits rather than part in the City of Smyrna and part in the City of LaVergne. There is a 28 acre cemetary located in the northwest quadrant of I-24 which the General Partner was aware of at the time of purchase and which the General Partner does not believe will have an adverse effect on the Partnership's ability to sell the land. The I-24/Sam Ridley Parkway interchange is one exit south of Interchange City Industrial Park, the largest industrial park in the Nashville area, and is currently the last I-24 interchange south of the City to which sewer lines are available.

            During 1996, the General Partner commissioned an appraisal of the Property and the result is an appraised current value of $2,740,000. The General Partner has reviewed the conclusions of the 1996 appraisal and believes that based on pending sales, a higher total sale value may be realized for the Property.

            Other activity includes the execution of an agreement to sell approximately 33 acres for $50,000 an acre. It is expected that this sale will close by the end of April 1997.


ITEM 3.      LEGAL PROCEEDINGS

            The Partnership is not a direct party to, nor are the Partnership's Properties directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. Section 221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the General Partner is vested in the Insurance Commissioner pursuant to the order.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

            There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on June 8, 1988 of 9,650 Units of limited partnership interests. The offering of $9,650,000 was fully subscribed and terminated on July 24, 1988. As of December 31, 1996, there were 518 limited partners in the Partnership.

ITEM 6.            SELECTED FINANCIAL DATA


                   For the Year    For the Year   For the Year    For the Year    For the Year
                       Ended          Ended          Ended           Ended           Ended
                   December 31     December 31    December 31     December 31     December 31
                       1996            1995           1994           1993             1992
                       ----            ----           ----           ----             ----
Operating
  Revenues         $1,007,565       $925,101       $108,787       $1,527,238       $ 16,486

Net Income
  (Loss)           $  947,477       $865,010       $ 31,186       $1,443,346       $(47,005)

Net Income
  (Loss) per
  Unit of
  Limited
  Interest         $    98.18       $  89.64       $   3.23       $   149.57       $  (4.87)

                          December 31     December 31       December 31      December 31       December 31
                             1996            1995               1994             1993              1992
                             ----            ----               ----             ----              ----
Total Assets              $2,693,772       $3,050,057       $3,632,210       $3,618,476       $4,479,277

Long Term
  Obligations                   None             None             None             None             None

Cash Distributions
  Declared per Unit
  of Limited
  Partnership
  Interest                $      134       $      150             None       $      238       $       30

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            Background

            The Partnership was formed to acquire and realize appreciation in the Properties by holding them for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized.

            Results of Operations

            The Partnership had no operations from the date of its formation on December 14, 1987 until June 24, 1988 when it acquired the first Property and had sold 3,165 Units of limited partnership interest. During 1988 the Partnership acquired three additional Properties and sold 6,485 additional Units of limited partnership interest.

            During 1996, the partnership sold 14 acres of the Greenville, South Carolina property for a gain of $995,155. Other revenues consisted of interest income of $9,005, transfer fees of $1,250 and other income of $2,155. Expenses for 1996 consisted of general and administrative costs of $31,249, management fees of $9,374, real estate taxes of $19,116 and insurance costs of $349.

            During 1995, the partnership sold 6 acres of the Henry County, Georgia property, 4 acres of the Rutherford County, Tennessee property and 3 acres of the Greenville, South Carolina property for a gain of $920,590. Also, during 1995, the partnership sold 19 acres of the Henry County, Georgia property for a loss of $10,389. Other revenues consisted of interest income of $14,175 and partnership transfer fees of $725. Expenses for 1995 consisted of general and administrative costs of $21,847, management fees of $18,753, real estate taxes of $18,964 and insurance cost of $528.

            During 1994, the Partnership sold 73 acres of the Henry County, Georgia parcel for a gain of $99,765. Other revenues consisted of interest income of $8,297 and partnership transfer fees of $725. Expenses for 1994 consisted of general and administrative costs of $29,603, management fees of $18,753, real estate taxes of $22,528 and insurance costs of $6,717.

            Inflation did not have any material impact on operations during 1996 and it is not expected to materially impact future operations, except for possible appreciation in the value of the Properties.

            The General Partner continues, as in the past, to market and sell portions of the Greenville, South Carolina property. Also, during 1996, the General Partner executed an agreement to sell approximately 33 acres of the Rutherford County, Tennessee property.


            Liquidity and Capital Resources

            The Partnership has cash reserves of $113,292 at December 31, 1996, which will be used to cover the following estimated annual costs: $23,000 per year for auditing, accounting, tax and other administrative services, $400 per year for insurance and $18,000 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional two years. However, if additional expenses are incurred or if the Properties cannot be sold within two years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Properties or incur indebtedness on unfavorable terms.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Partnership's financial statements for the years ended December 31, 1996 and 1995 together with the report of the Partnership's independent auditors, Ernst & Young LLP, is included in this Form 10-K.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

            The Partnership does not have any directors or officers. The General Partner manages and controls the affairs of the Partnership and has responsibility for all aspects of the Partnership's operations. The current executive officers and directors of the General Partner are identified and described below. Officers and directors serve until their successors have been elected.

            Arthur W. Mullin is a Director, President and Treasurer of the General Partner. Mr. Mullin is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Mullin was appointed Senior Vice President and Director of Real Estate for Fidelity Mutual in June 1993 and served in that capacity until January 31, 1995. He is currently President of KMR Management, Inc., a management advisory firm which provides advise to corporations and institutions regarding corporate, financial and real estate matters. Before joining Fidelity Mutual, Mr. Mullin served as President of KMR Management, Inc. Mr. Mullin received a B.S. in Political Science and a M.S. in Education from St. Joseph's University, Philadelphia, Pennsylvania.

            William S. Taylor is Director and Vice President of the General Partner. Mr. Taylor is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Taylor is the Deputy Insurance Commissioner for Liquidations, Rehabilitations and Special Funds for the Commonwealth of Pennsylvania. Mr. Taylor has a bachelor's degree in Economics from Elizabethtown College and a Masters degree in Governmental Administration from the University of Pennsylvania.

            James W. Kelican, Jr., CPM, is a Director and Vice President of the General Partner. Mr. Kelican is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Kelican was appointed Vice President - Real Estate for Fidelity Mutual in July, 1993 and Senior Vice President and Director of Real Estate in October 1994. Mr. Kelican has a B.S. in Business Administration from Drexel University, Philadelphia, Pennsylvania and has the title of Certified Property Manager from the Institute of Real Estate Management of the National Association of Realtors.

            Robert Bixler is Secretary of the General Partner. Mr. Bixler is also Secretary of various other subsidiaries of Fidelity Mutual. Mr. Bixler is a Vice President and Associate Counsel of Fidelity Mutual. Mr. Bixler received his A.B. degree in Economics from Temple University, and his J.D. degree from Temple University Law School, Philadelphia, PA. He is a member of the American Bar Association and the Philadelphia Bar Association.

            Margaret Tamasitis is Assistant Secretary of the General Partner. Ms. Tamasitis is also Assistant Secretary of various other subsidiaries. Ms. Tamasitis is a Second Vice President of Fidelity Mutual in the Controller's Office and has been with Fidelity Mutual for 26 years. Ms. Tamasitis received her B.S. degree in Accounting from Temple University, Philadelphia, PA.

ITEM 11.    EXECUTIVE COMPENSATION

            During the fiscal year ended December 31, 1996, the Partnership did not pay compensation to any officers of the General Partner. Fees which have been paid or are payable to the General Partner are set forth in Item 13 of this report, "Certain Relationships and Related Transactions".


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            Security Ownership of Certain Beneficial Owners

            As of December 31, 1996, no other person or "group" (as that term is used in Section 13 (d) (3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the Units of the Partnership.

            Security Ownership of Management

            In 1988, the General Partner contributed $1,000 to the capital of the Partnership, but it does not own any of the Partnership's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 30% of cash distributions after the Limited Partners have received cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus a return of their Capital Contributions as those terms are defined in the Partnership Agreement. The General Partner will share in taxable income to reflect cash distributions, but not less than 1%, or to the extent there are losses, 1% of such losses.

            Changes in Control

            There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership. It not clear at this time how the rehabilitation of Fidelity Mutual (described in Part I, Item 3, Legal Proceedings) will affect the Partnership or the General Partner.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            An annual administration fee of $18,753 was paid to the General Partner for each year after 1988. This fee is computed as one quarter of one percent of the base cost of the land. The cumulative amount of such fee may not exceed $150,021 as provided by the Partnership Agreement, and such fees charged since inception amount to $150,021 at December 31, 1996.

            The General Partner will receive no cash distributions until the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the

Partnership Agreement). Thereafter, the General Partner will receive 30% of cash distributions. During 1993, 1994 and 1995, the General Partner received no cash distributions.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS ON
            FORM 8-K

(a)                           Index to Financial Statements             Page
---                           -----------------------------             ----
Report of Independent Auditors                                             1
Balance Sheets                                                             2
Statements of operations                                                   3
Statements of Partners' Equity/(Deficit)                                   4
Statements of Cash Flows                                                   5
Notes to Financial Statements                                              6
Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

(b)   Reports on Form 8-K
1.         None.

(c)   Exhibits (numbered in accordance with Item 601 of Regulation S-K

Exhibit Numbers               Description                         Page Number
---------------               -----------                         -----------
3.1(a)                        Certificate of Limited
                                    Partnership                   *

3.1(b) & (4)                  Restated Limited Partnership
                               Agreement                          **

9                             not applicable

11                            not applicable

12                            not applicable

13                            not applicable

16                            not applicable

18                            not applicable

19                            not applicable

22                            not applicable

23                            not applicable

24                            not applicable

25                            not applicable

28                            not applicable

29                            not applicable

----------------------------------------------------------------------------

 * Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-20255.

 ** Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-20255.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOUTHEAST ACQUISITIONS II, L.P.
                                         a Delaware limited partnership

                                         By:   SOUTHEAST ACQUISITIONS, INC.,
                                               General Partner


Dated:  3\26\97                          By:  /s/ Arthur W. Mullin
      -----------------                     ------------------------------
                                            Arthur W. Mullin
                                            President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                           Title                         Date
---------                           -----                         ----

/s/ Arthur W. Mullin                President,                    3/26,   1997
-------------------------           Treasurer,                    -------
Arthur W. Mullin                    Director of
                                    Southeast
                                    Acquisitions, Inc.


/s/ William S. Taylor               Vice President,              3/26,   1997
-------------------------           Director of                  -------
William S. Taylor                   Southeast
                                    Acquisitions, Inc.


/s/ James W. Kelican, Jr.           Vice President,             3/26,   1997
-------------------------           Director of                 -------
James W. Kelican, Jr.               Southeast
                                    Acquisitions, Inc.

                              Financial Statements

                         Southeast Acquisitions II, L.P.

                     Years ended December 31, 1996 and 1995
                       with Report of Independent Auditors

                        Southeast Acquisitions II, L.P.

                              Financial Statements

                     Years ended December 31, 1996 and 1995

                                    CONTENTS

Report of Independent Auditors.........................................1

Audited Financial Statements

Balance Sheets.........................................................2
Statements of Operations...............................................3
Statements of Partners' Equity (Deficit)...............................4
Statements of Cash Flows ..............................................5
Notes to Financial Statements..........................................6

                         Report of Independent Auditors


To the Partners of
Southeast Acquisitions II, L.P.


We have audited the balance sheets of Southeast Acquisitions II, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


March 7, 1997

                         Southeast Acquisitions II, L.P.

                                 Balance Sheets


                                                    DECEMBER 31
                                                1996          1995
                                           --------------------------
ASSETS
Land, net                                    $2,580,480     $2,963,920
Cash and cash equivalents                       113,292         86,137
                                           ----------------------------
                                             $2,693,772     $3,050,057
                                           ============================
                                           ============================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Accrued expenses                             $   10,903     $   16,877
Due to affiliate                                      -          4,688

Partners' equity (deficit):
   General                                       (2,394)       (11,869)
   Limited                                    2,685,263      3,040,361
                                           ----------------------------
                                             $2,693,772     $3,050,057
                                           ============================




See accompanying notes.

                         Southeast Acquisitions II, L.P.

                            Statements of Operations

                                      YEAR ENDED DECEMBER 31
                                 1996           1995          1994
                            ------------------------------------------
Revenue:
   Interest and other
income                         $ 12,410       $ 14,900       $  9,022
   Net gain on sales of
land                            995,155        910,201         99,765
                            -----------------------------------------
                              1,007,565        925,101        108,787

Expenses:
   General and
administrative                   31,249         21,847         29,603
   Management fee                 9,374         18,753         18,753
   Real estate taxes             19,116         18,964         22,528
   Insurance                        349            528          6,717
                            -----------------------------------------
                                 60,088         60,092         77,601
                            -----------------------------------------
Net Income:
   Allocated to General
Partner                           9,475          8,650            312
   Allocated to Limited
     Partners                   938,002        856,359         30,874
                            -----------------------------------------
                               $947,477       $865,009       $ 31,186
                            =========================================

Net income per limited
   partnership unit            $   98.18      $   89.64      $   3.23
                            =========================================

See accompanying notes.

                         Southeast Acquisitions II, L.P.

                    Statements of Partners' Equity (Deficit)

                                GENERAL    LIMITED
                                PARTNER    PARTNERS      TOTAL
                            -------------------------------------
Balance, January 1, 1994    $ (20,831)   $ 3,600,628   $ 3,579,797
   Net income                     312         30,874        31,186
                            --------------------------------------
Balance, December 31, 1994    (20,519)     3,631,502     3,610,983
   Capital distribution             -     (1,447,500)   (1,447,500)
   Net income                   8,650        856,359       865,009
                            --------------------------------------
Balance, December 31, 1995    (11,869)     3,040,361     3,028,492
   Capital distributions            -     (1,293,100)   (1,293,100)
   Net income                   9,475        938,002       947,477
                            --------------------------------------
Balance, December 31, 1996  $  (2,394)   $ 2,685,263   $ 2,682,869
                            ======================================

See accompanying notes.

                         Southeast Acquisitions II, L.P.

                            Statements of Cash Flows

                                                                                 YEAR ENDED DECEMBER 31
                                                             1996                         1995              1994
                                                        ----------------------------------------------------------
OPERATING ACTIVITIES
Net income                                              $   947,477                   $   865,009        $  31,186
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Gain on sales of land                                 (995,155)                     (910,201)         (99,765)
     Proceeds from sales of land                          1,378,595                     1,111,473          302,902
       parcels
     Changes in operating assets and liabilities:
         Accrued expenses                                    (5,974)                          338          (17,452)
         Due to affiliate                                    (4,688)                           --               --
                                                        ----------------------------------------------------------
Net cash provided by operating
activities                                                1,320,255                     1,066,619          216,871

FINANCING ACTIVITIES
Distribution to limited partners                         (1,293,100)                   (1,447,500)              --
                                                        ----------------------------------------------------------

Net cash used in financing activities                    (1,293,100)                   (1,447,500)              --
                                                        ----------------------------------------------------------

Net increase (decrease) in cash
   and cash equivalents                                      27,155                      (380,881)         216,871

Cash and cash equivalents, beginning
of year                                                      86,137                       467,018          250,147
                                                        ----------------------------------------------------------


Cash and cash equivalents, end of year                  $   113,292                   $    86,137        $ 467,018
                                                        ==========================================================


See accompanying notes.

                         Southeast Acquisitions II, L.P.

                          Notes to Financial Statements

                                December 31, 1996

1. DESCRIPTION OF BUSINESS

Southeast Acquisitions II, L.P. is a Delaware limited partnership. The General Partner (Southeast Acquisitions, Inc.) is an indirect wholly-owned subsidiary of The Fidelity Mutual Life Insurance Company (in Rehabilitation). Per the Partnership Agreement, the Partnership shall exist for a term ending December 31, 1998, at which time it shall be dissolved.

Fidelity Mutual Life Insurance Company (the Company) was placed into Rehabilitation, as defined, by the Commonwealth Court of Pennsylvania on November 6, 1992 and it remains in Rehabilitation as of the report date. The General Partner does not at this time expect that the Rehabilitation of the Company will negatively impact the operation of either the General Partner or the Partnership. The Company's Rehabilitation Plan, originally filed in June 1994, was amended in January 1995 and again in June 1996.

The Partnership purchased approximately 86 acres of unimproved land near Nashville, Tennessee on June 24, 1988 from Southeastern Land Fund, Inc. (SELF), an affiliate of the General Partner. An additional 49 acres of unimproved land adjacent to the first 86 acres was purchased from SELF on June 29, 1988. On July 6, 1988, the Partnership purchased approximately 91 acres of unimproved land in Greenville, South Carolina, and on July 18, 1988, purchased approximately 353 acres of unimproved land near Atlanta, Georgia from SELF. The four tracts of unimproved land are being marketed for sale and will be sold as conditions warrant.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Partnership maintains its accounting records on the accrual basis of accounting.

LAND

Land is carried at the lower of cost or fair value less estimated cost to sell. The carrying value of land, as disclosed on the balance sheet, is net of a $3,467,829 write-down in 1991.

CASH EQUIVALENTS

For purposes of reporting cash flows, short-term investments which have an original maturity of three months or less are considered cash equivalents.

                         Southeast Acquisitions II, L.P.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the Partnership is required to be reported in the tax returns of the partners in accordance with the term of the Partnership Agreement. Accordingly, no provision has been made in the accompanying financial statements for any federal, state, or local income tax.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect various amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RELATED-PARTY TRANSACTIONS

Management fees were paid to the General Partner totaling $9,374, $18,753, and $18,753 in 1996, 1995, and 1994, respectively. The annual management fee is computed as one-quarter of one percent of the original cost of the land. The cumulative amount of such fees may not exceed $150,021 as provided by the Partnership Agreement, and such fees charged since inception amount to $150,021.

4. PARTNERS' EQUITY

The Partnership received equity contributions totaling $9,650,000 through the sale of 9,650 limited partnership units in 1988.

In connection with land sales, the Partnership made distributions in 1996 to the limited partners in the amounts of $34 and $100 per unit, or $328,100 and $965,000, respectively.

In connection with land sales, the Partnership made distributions in 1995 to the limited partners in the amount of $150 per unit, or $1,447,500.

                        Southeast Acquisitions II, L.P.

4. PARTNERS' EQUITY (CONTINUED)

In accordance with the Partnership Agreement, cash distributions and profits or losses for each year of the Partnership shall be allocated as follows:

(a) Cash Distributions--Except for distributions in connection with the liquidation of the Partnership, cash distributions, if any, will be made 100% to the limited partners until the limited partners have received
     (i) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contributions, as defined ($2,567,700 at December 31, 1996) plus (ii) a return of their capital contributions ($9,650,000 at December 31, 1996); thereafter, distributions will be made 70% to the limited partners and 30% to the General Partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

(b) Profits and Losses--Profits generally will be allocated to the partners to reflect cash distributions, but at least 1% of profits will be allocated to the General Partner. Losses, if any, generally will be allocated 99% to the limited partners and 1% to the General Partner. In no event will the General Partner be allocated less than 1% of profits or losses for any year.

The Partnership Agreement also provides that upon Partnership dissolution or termination, the General Partner shall contribute to the capital of the Partnership the lesser of any negative amount of its capital account, as defined, or 1.01% of the capital contributions made by the limited partners. Any amount so contributed shall be distributed to the limited partners in proportion to their positive capital account balances.