Form 10-Q
period 1997-03-31
SOUTHEAST ACQUISITIONS II LP
filed 1997-05-14
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED March 31, 1997.
             --------------


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM_______________________ TO___________________________.


Commission File number:  0-17680 (formerly 33-20255)
                         ---------------------------


                         SOUTHEAST ACQUISITIONS II, L.P.
                         -------------------------------
                           (Exact name of registrant)

Delaware                                             23-2498841
--------                                             ----------

(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

250 King of Prussia Road, Radnor, PA  19087
-------------------------------------------
(Address of Principal Executive Offices)

Issuer's Telephone Number:  (610 964-7234)
                            ---------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes x   No
                                             ---    ---

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at March 31, 1997 are attached hereto as Exhibit A.

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

         Results of Operations

         The Partnership had no operations from the date of its formation on December 14, 1987 until June 24, 1988 when it acquired the first property and had sold 3,165 Units of limited partnership interest. During 1988, the Partnership acquired two additional Properties and sold 6,485 additional Units of limited partnership interest.

         The Partnership's activities during the first quarter of 1997 were primarily focused on selling the properties. Revenues for the first quarter of 1997 consisted of interest income of $978 and partnership transfer fees of $100. Expenses for the first quarter of 1997 consisted of general and administrative costs of $7,860, real estate taxes of $4,488 and insurance costs of $87.

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

         During the month of April, 1997, the Partnership sold 32.5 acres of the Nashville, Tennessee property for $50,000 an acre. The sale will generate a gain of approximately $1,220,000.

         Inflation did not have any material impact on operations during 1996 and it is not expected to materially impact future operations.

         The Partnership is actively marketing the Henry County, Georgia property and believes that it will dispose of the Property within three years. The Property is being divided into parcels which will be sold separately. The Partnership placed the Rutherford County, Tennessee Properties on the market in the fall of 1991. The timing and manner of sales will be determined by Southeast Acquisitions, Inc., the General Partner of the Partnership. The General Partner has the right to sell the Properties without the consent of the Limited Partners if the net proceeds of the sale will be sufficient to return the Limited Partners' Capital Contribution plus their non-compounded 10% Cumulative Annual Return. The General Partner believes that the Partnership's cash reserves will be sufficient to last for an additional two years, assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell some or all of the Properties on unfavorable terms.

         The General Partner has no plans to develop the Properties, except for activities including rezoning, land planning, market surveys and other activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $97,271 at March 31, 1997 which will be used to cover the following estimated annual costs: $25,000 per year for auditing, accounting, tax and other administrative services, $350 per year for insurance and $18,000 per year for real estate taxes. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional two years. However, if additional expenses are incurred or if the Properties cannot be sold within two years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

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

Item 2 - Changes in Securities

         There was no change in the Partnership's securities during the first quarter of 1997.

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

         No matters were submitted to the Partners for a vote during the first quarter of 1997.

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


Signature                            Title                              Date
---------                            -----                              ----
 /s/ ARTHUR W. MULLIN               President,                        5/12 1997
-------------------------           Treasurer,                       -----
Arthur W. Mullin                    Director of
                                    Southeast
                                    Acquisitions,
                                    Inc.


 /s/ JAMES W. KELICAN, JR.          Vice President,                    5/12 1997
--------------------------          Director of                       -----
James W. Kelican, Jr.               Southeast
                                    Acquisitions,
                                    Inc.

EXHIBIT  A

                         SOUTHEAST ACQUISITIONS II, L.P.

                                 BALANCE SHEETS


                                                  March 31,          December 31,
                                                     1997                1996
                                                 (Unaudited)
                                                 -----------         ------------
ASSETS

Land                                               $2,580,480         $2,580,480

Cash and cash equivalents                              97,271            113,292

Prepaid insurance                                         175                 --
                                                   ----------         ----------
                                                   $2,677,926         $2,693,772
                                                   ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued expenses                                   $    6,414         $   10,903

Partners' Equity                                    2,671,512          2,682,869
                                                   ----------         ----------
                                                   $2,677,926         $2,693,772
                                                   ==========         ==========

                         SOUTHEAST ACQUISITIONS II, L.P.

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)


                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31
                                   -----------------------------------------------
                                      1997               1996              1995
                                   -----------       -----------       -----------
REVENUES:
   Interest income                 $       978       $     2,384       $     8,446
   Gain on sale of land                     --           215,288           744,007
   Other income                            100               408                75
                                   -----------       -----------       -----------
                                         1,078           218,080           752,528
                                   -----------       -----------       -----------

EXPENSES:
   General and administrative            7,860             5,079             2,184
   Management fee                           --             4,688             4,688
   Real estate taxes                     4,488             4,538             5,154
   Insurance                                87                87               147
                                   -----------       -----------       -----------
                                        12,435            14,392            12,173
                                   -----------       -----------       -----------

NET INCOME (LOSS)                  $   (11,357)      $   203,688       $   740,355

Partners' equity,
   Beginning of period               2,682,869         3,028,492         3,610,983

Capital distribution                        --          (328,100)       (1,109,750)
                                   -----------       -----------       -----------
Partners' equity,
   End of period                   $ 2,671,512       $ 2,904,080       $ 3,241,588
                                   ===========       ===========       ===========

Weighted Average Number
   of Limited Partnership
   Units Outstanding                     9,650             9,650             9,650
                                   ===========       ===========       ===========

Income (Loss) from Operations
   per Limited Partnership
   Interest                        $     (1.17)      $     20.90       $     75.95
                                   ===========       ===========       ===========

                         SOUTHEAST ACQUISITIONS II, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS
                                                                        ENDED MARCH 31
                                                       ----------------------------------------------
                                                             1997             1996           1995
                                                        -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Proceeds from sale of land                           $        --      $   303,890      $   811,423
   Cash paid for operating expenses                         (17,108)         (25,044)         (10,259)
   Interest income received                                     987            2,384            8,446
   Other income received                                        100              408               75
                                                        -----------      -----------      -----------
                 Net cash flows (used in)
                    operating activities                    (16,021)         281,638          809,685

   Distribution to Limited Partners                              --         (328,100)      (1,109,750)
                                                        -----------      -----------      -----------
   Increase (decrease) in cash                              (16,021)         (46,462)        (300,065)

Cash, beginning of period                                   113,292           86,137          467,018
                                                        -----------      -----------      -----------
Cash, end of period                                     $    97,271      $    39,675      $   166,953
                                                        ===========      ===========      ===========

RECONCILIATION OF NET LOSS TO NET CASH FLOWS
 FROM OPERATING ACTIVITIES:

   Net income (loss)                                    $   (11,357)     $   203,688      $   740,355
   Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
                 Decrease in land                                --           53,603           76,924
                 Increase in prepaid expenses                  (175)            (175)            (294)
                 Increase (decrease) in due to
                    affiliates                                   --           (4,688)          (4,688)
                 Increase (decrease) in accrued
                    expenses                                 (4,489)          (5,790)          (2,612)
                 Increase in other liabilities                   --           35,000               --
                 Distribution to Limited Partners                --         (328,100)      (1,109,750)
                                                        -----------      -----------      -----------
                 Net cash provided by (used in)
                    operating activities                $   (16,021)     $   (46,462)     $  (300,065)
                                                        ===========      ===========      ===========