Form 10-K405/A
period 1996-12-31
SOUTHEAST ACQUISITIONS II LP
filed 1997-07-15
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

(Mark One)
 _X_   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
                                ------------------

 ___   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

COMMISSION FILE NUMBER: 0-17680 (FORMERLY 33-20255)
                        ---------------------------

                        SOUTHEAST ACQUISITIONS II, L.P.
                        -------------------------------
                        (Name of issuer in its charter)

Delaware                                       23-2498841
--------------------------------               -----------------------
(State of incorporation or                     (IRS Employer Identification
organization)                                  Number)

250 King of Prussia Road,               Radnor, Pennsylvania       19087
--------------------------------------- ----------------------------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone no., including area code: (610) 964-7234
-----------------------------------------------------------

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

                   Limited Partnership Units $1,000 Per Unit
                   -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days.
Yes   X    No
    -----     -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.       X
                -------------

                        SOUTHEAST ACQUISITIONS II, L.P.
                                   FORM 10-K
                               TABLE OF CONTENTS

ITEM
----

PART I
------

Item 1.       Business

                      Background .........................................................................4
                      Material Recent Developments .......................................................4
                      Employees ..........................................................................5
                      Competition.........................................................................5
                      Trademarks and Patents .............................................................5

Item 2.       Property....................................................................................5

Item 3.       Legal Proceedings...........................................................................6
Item 4.       Submission of Matters to a Vote of Security
                      Holders.............................................................................7

PART II
-------

Item 5.       Market for the Partnership's Units of Limited
              Partnership Interest and Related Security
                      Holder Matters .....................................................................7

Item 6.       Selected Financial Data ....................................................................7

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations
                      Background..........................................................................8
                      Results of Operations ..............................................................8
                      Liquidity and Capital Resources ....................................................9

Item 8.       Financial Statements and Supplementary Data ................................................9

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure .....................................................9

PART III
--------

Item 10       Directors and Executive Officers
              of the Partnership...........................................................................10

Item 11.      Executive Compensation ......................................................................11

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management
                      (a)     Security Ownership of Certain
                              Beneficial owners ...........................................................11
                      (b)     Security Ownership of Management ............................................11
                      (c)     Changes in Control ..........................................................11

Item 13.       Certain Relationships and Related Transactions .............................................11


PART IV
-------

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K .........................................................................12


SIGNATURES.................................................................................................14

                                     PART I


  ITEM 1.        BUSINESS

                 Background

                 Southeast Acquisitions II, L.P. (the "Partnership") was formed on December 14, 1987, as a Delaware limited partnership. On February 4, 1988, Southeast Acquisitions, Inc. (the "General Partner") and F M Initial, Inc. (the "Initial Limited Partner") contributed $1,000 and $100 respectively, to the Partnership. The Partnership's public offering of 9,650 units of limited partnership interest ("Units") commenced on June 8, 1988 and ended on July 18, 1988 when all 9,650 Units were sold. The Partnership is scheduled to terminate on December 31, 1998.

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

                 The Partnership is currently marketing each of the Properties. Each of the Properties have experienced significant sales to date. Approximately half of the acreage of the Henry County, GA and Simpsonville, SC Properties have been sold. The Partnership closed the sale of 32.514 acres of the Nashville, TN Property in May, 1997. The Partnership placed the Greenville, South Carolina property on the market in the spring of 1989, and placed the Rutherford County, Tennessee Properties on the market in the fall of 1991.

                 The timing and manner of sales will be determined by Southeast Acquisitions, Inc., the General Partner of the Partnership. The General Partner has the right to sell the Properties, or portions thereof without the consent of the Limited Partners. However, the Limited Partners must consent to the sale of all, or substantially all, of the Properties owned by the Partnership if the net proceeds of the sale will not be sufficient to return the Limited Partners' Adjusted Capital Contribution plus the non-compounded 10% Cumulative Annual Return. The General Partner believes that the Partnership's cash reserves will be sufficient to last for an additional two years, assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell some or all of the Properties on unfavorable terms.

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

                 Other activity includes the recent execution of an agreement to sell approximately 1 acre for $160,000. This transaction closed in May, 1997.

                 The third property is located in Rutherford County, Tennessee, approximately 18 miles southeast of the Nashville central business district and 10 miles southeast of the Nashville Metropolitan Airport. Following a sale of four acres in 1995, the Property consists of approximately 82 acres in the northwest quadrant of the I-24/Sam Ridley interchange and 49 acres located at the northeast quadrant of the same interchange, with frontage on the access road. The four acres sold in 1995 were part of the Property located at the northwest corner of the I-24 interchange. This land was located along Sam Ridley and was the portion of the property located furthest from the interchange itself and was sold for a price of $50,000/acre. In an effort to make future development of the Property easier, all property has now been zoned for commercial use and is located entirely within the Smyrna City Limits rather than part in the City of Smyrna and part in the City of LaVergne. There is a 28 acre cemetery located in the northwest quadrant of I-24 which the General Partner was aware of at the time of purchase and which the General Partner does not believe will have an adverse effect on the Partnership's ability to sell the land. The I-24/Sam Ridley Parkway interchange is one exit south of Interchange City Industrial Park, the largest industrial park in the Nashville area, and is currently the last I-24 interchange south of the City to which sewer lines are available.

                 During 1996, the General Partner commissioned an appraisal of the Property and the result is an appraised current value of $2,740,000. The General Partner has reviewed the conclusions of the 1996 appraisal and believes that based on pending sales, a higher total sale value may be realized for the Property.

                 Other activity includes the execution of an agreement to sell approximately 32.514 acres for $50,000 an acre. This transaction also closed in May, 1997 and facilitated a distribution of $150 per Unit to the Limited Partners.


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

ITEM 6.           SELECTED FINANCIAL DATA

                      For the Year     For the Year        For the Year        For the Year       For the Year
                         Ended             Ended               Ended              Ended              Ended
                      December 31       December 31         December 31        December 31        December 31
                          1996             1995                1994               1993                1992
                          ----             ----                ----               ----                ----
Operating
  Revenues             $1,007,565       $ 925,101          $  108,787          $1,527,238       $     16,486

Net Income
  (Loss)               $  947,477       $ 865,010          $   31,186          $1,443,346       $    (47,005)

Net Income
  (Loss) per
  Unit of
  Limited
  Interest             $    98.18       $   89.64          $     3.23          $   149.57       $      (4.87)

                           December 31      December 31         December 31         December 31       December 31
                               1996            1995                1994                1993               1992
                               ----            ----                ----                ----               ----
Total Assets                $2,693,772      $3,050,057          $3,632,210           $3,618,476        $4,479,277

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

                 During 1996, the partnership sold 14 acres of the Greenville, South Carolina property for a gain of $995,155. Other revenues consisted of interest income of $9,005, transfer fees of $1,250 and other income of $2,155. Expenses for 1996 consisted of general and administrative costs of $31,249, management fees of $9,374, real estate taxes of $19,116 and insurance costs of $349. The increase in the general and administrative costs during 1996 is primarily the result of the cost of the appraisals commissioned on the Simpsonville, SC ($2,500) and Nashville, TN ($7,000) properties.

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

                 Arthur W. Mullin, Age 51. Mr. Mullin was elected a Director of the General Partner in 1993. Mr. Mullin has also served as the President and Treasurer of the General Partner since 1993. Mr. Mullin, originally retained as a consultant to Fidelity Mutual in 1993, was appointed Senior Vice President and Director of Real Estate for Fidelity Mutual the same year and served in that capacity until 1995. Mr. Mullin resumed his consulting relationship with Fidelity Mutual in 1995. Mr. Mullin received a B.S. in Political Science and M.S. in Education from St. Joseph's University.

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

                 Changes in Control

                 There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership. Although it may involve a change in control, it not clear at this time how the rehabilitation of Fidelity Mutual (described in Part I, Item 3, Legal Proceedings) will affect the Partnership or the General Partner.

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


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS ON
                 FORM 8-K

(a)                                                  Index to Financial Statements             Page
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

                                            SOUTHEAST ACQUISITIONS II, L.P.
                                            a Delaware limited partnership

                                            By:    SOUTHEAST ACQUISITIONS, INC.,
                                                   General Partner


Dated: July 14, 1997                        By:  /s/ Arthur W. Mullin
                                                 ----------------------------
                                                 Arthur W. Mullin
                                                 President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                          Title                                      Date
                                                   -----                                      ----

/s/ Arthur W. Mullin                               President,                         July 14, 1997
--------------------------                         Treasurer,
Arthur W. Mullin                                   Director of
                                                   Southeast
                                                   Acquisitions, Inc.

/s/ William S. Taylor                              Vice President,                    July 14, 1997
--------------------------                         Director of
William S. Taylor                                  Southeast
                                                   Acquisitions, Inc.

/s/ James W. Kelican, Jr.                          Vice President,                   July 14, 1997
--------------------------                         Director of
James W. Kelican, Jr.                              Southeast
                                                   Acquisitions, Inc.

                              Financial Statements

                        Southeast Acquisitions II, L.P.

                     Years ended December 31, 1996 and 1995
                      with Report of Independent Auditors

                        Southeast Acquisitions II, L.P.

                              Financial Statements

                     Years ended December 31, 1996 and 1995



                                   CONTENTS

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Audited Financial Statements

Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Statements of Partners' Equity (Deficit)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

                         [ERNST & YOUNG LLP LETTERHEAD]


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

                                        /s/ ERNST & YOUNG LLP

March 7, 1997

                        Southeast Acquisitions II, L.P.

                                 Balance Sheets




                                                                               DECEMBER 31

                                                                        1996                 1995
                                                                -----------------------------------------
 ASSETS
 Land, net                                                         $   2,580,480        $    2,963,920
 Cash and cash equivalents                                               113,292                86,137
                                                                -----------------------------------------
                                                                   $   2,693,772        $    3,050,057
                                                                =========================================



 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
 Accrued expenses                                                  $      10,903        $       16,877
 Due to affiliate                                                              -                 4,688



 Partners' equity (deficit):
    General                                                               (2,394)              (11,869)
    Limited (9,650 units authorized, issued and outstanding)           2,685,263             3,040,361
                                                                -----------------------------------------
                                                                   $   2,693,772        $    3,050,057
                                                                =========================================




See accompanying notes.

                        Southeast Acquisitions II, L.P.

                            Statements of Operations




                                                           YEAR ENDED DECEMBER 31

                                               1996                  1995                1994
                                       -------------------------------------------------------------
 Revenue:
    Interest and other income             $     12,410          $    14,900           $      9,022
    Net gain on sales of land                  995,155              910,201                 99,765
                                       -------------------------------------------------------------
                                             1,007,565              925,101                108,787



 Expenses:
    General and administrative                  31,249               21,847                 29,603
    Management fee                               9,374               18,753                 18,753
    Real estate taxes                           19,116               18,964                 22,528
    Insurance                                      349                  528                  6,717
                                       -------------------------------------------------------------
                                                60,088               60,092                 77,601
                                       -------------------------------------------------------------

 Net Income:
    Allocated to General Partner                 9,475                8,650                    312
    Allocated to Limited Partners              938,002              856,359                 30,874
                                       -------------------------------------------------------------
                                          $    947,477          $   865,009           $     31,186
                                       =============================================================

 Net income per limited
    partnership unit                      $      98.18          $     89.64           $       3.23
                                       =============================================================



See accompanying notes.

                        Southeast Acquisitions II, L.P.

                    Statements of Partners' Equity (Deficit)




                                            GENERAL             LIMITED
                                            PARTNER            PARTNERS             TOTAL
                                      ----------------------------------------------------------
 Balance, January 1, 1994                $     (20,831)       $3,600,628          $3,579,797
    Net income                                     312            30,874              31,186
                                      ---------------------------------------------------------
 Balance, December 31, 1994                    (20,519)        3,631,502           3,610,983
    Capital distribution                             -        (1,447,500)         (1,447,500)
    Net income                                   8,650           856,359             865,009
                                      ---------------------------------------------------------
 Balance, December 31, 1995                    (11,869)        3,040,361           3,028,492
    Capital distributions                            -        (1,293,100)         (1,293,100)
    Net income                                   9,475           938,002             947,477
                                      ---------------------------------------------------------
 Balance, December 31, 1996              $      (2,394)       $2,685,263          $2,682,869
                                      =========================================================


See accompanying notes.

                        Southeast Acquisitions II, L.P.

                            Statements of Cash Flows



                                                                      YEAR ENDED DECEMBER 31

                                                              1996             1995             1994
                                                      ------------------------------------------------------
OPERATING ACTIVITIES
Net income                                               $      947,477   $      865,009   $      31,186
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Gain on sales of land                                    (995,155)        (910,201)        (99,765)
      Proceeds from sales of land parcels                     1,378,595        1,111,473         302,902
      Changes in operating assets and
         liabilities:
             Accrued expenses                                    (5,974)             338         (17,452)
             Due to affiliate                                    (4,688)               -               -
                                                      ------------------------------------------------------
Net cash provided by operating activities                     1,320,255        1,066,619         216,871

FINANCING ACTIVITIES
Distribution to limited partners                             (1,293,100)      (1,447,500)              -
                                                      ------------------------------------------------------
Net cash used in financing activities                        (1,293,100)      (1,447,500)              -
                                                      ------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                                          27,155         (380,881)        216,871

Cash and cash equivalents, beginning of year                     86,137          467,018         250,147
                                                      ------------------------------------------------------
Cash and cash equivalents, end of year                   $      113,292   $       86,137   $     467,018
                                                      ======================================================



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

During 1995, the Partnership made distributions to the limited partners in the amount of $150 per unit, or $1,447,500. The distribution represented a payment of earnings in the amount of $88.74 per unit, or $856,000 and a return of basis in the amount of $61.26 per unit, or $591,000.

During 1996, the Partnership made distributions to the limited partners in the amount of $134 per unit, or $1,293,100. The distribution represented a payment of earnings in the amount of $97.20 per unit or $938,000 and a return of basis in the amount of $36.80 per unit, or $355,000.

Cumulative distributions through December 31, 1996, in the amount of $584 per unit, or $5,635,000 represented a payment of earnings in the amount of $218 per unit, or $2,104,000 and a return of basis in the amount of $366 per unit, or $3,531,600.

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