Form 10-Q
period 1997-06-30
SOUTHEAST ACQUISITIONS II LP
filed 1997-08-13
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997.


---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____ .



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

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes /x/     No / /

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at June 30, 1997 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal nature, necessary to present fairly the Partnership's financial position as of June 30, 1997, and the results of its operations and cash flows for the six months ended June 30, 1997.

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

         The Partnership's activities during the second quarter of 1997 were primarily focused on selling the properties. During the second quarter of 1997, the Partnership sold 32.5 acres of the Rutherford County, Tennessee property for a gain of $1,220,368 and 1 acre of the Greenville, SC property for a gain of $115,905. Other revenues consisted of interest income of $6,143 and partnership transfer fees of $100. Expenses for the second quarter of 1997 consisted of general and administrative costs of $5,642, real estate taxes of $4,825 and insurance costs of $88.

         The Partnership's activities during the second quarter of 1996 were primarily focused on selling the properties. Revenues for the second quarter of 1996 consisted of interest income of $173 and partnership transfer fees of $350. Expenses for the second quarter of 1996 consisted of general and administrative costs of $3,948, management fees of $4,686, real estate taxes of $4,599 and insurance of $88.

         The Partnership's activities during the second quarter of 1995 were primarily focused on selling the properties. Revenues for the second quarter of 1995 consisted of interest income of $1,826 and partnership transfer fees of $200. Expenses for the second quarter of 1995 consisted of general and administrative costs of $2,256, management fees of $4,689, real estate taxes of $5,076 and insurance costs of $147.

         The Partnership's activities during the first quarter of 1997 were primarily focused on selling the properties. Revenues for the first quarter of 1997 consisted of interest income of $978 and partnership transfer fees of $100. Expenses for the first quarter of 1997 consisted of general and administrative costs of $7,860, real estate taxes of $4,488 and insurance costs of $87.

         During the first quarter of 1996, the Partnership sold 2 acres of the Greenville, South Carolina property for a gain of $215,288. Revenues for the first quarter of 1996 consisted of interest income of $2,384 and partnership transfer fees of $408. Expenses for the first quarter of 1996 consisted of general and administrative costs of $5,079, management fees of $4,688, real estate taxes of $4,538 and insurance costs of $87.

         During the first quarter of 1995, the Partnership sold 3 acres of the Greenville, South Carolina parcel for a gain of $744,007. Other revenues consisted of interest income of $8,466 and transfer fees of $75. Expenses for the first quarter of 1995 consisted of general and administrative costs of $2,184, management fees of $4,688, real estate taxes of $5,154 and insurance costs of $147.

         Inflation did not have any material impact on operations during 1996 and it is not expected to materially impact future operations.

         During the month of July, 1997, the Partnership executed an agreement to sell 15.87 acres of the Simpsonville, South Carolina property for $95,000 an acre. The sale should close at the end of the first quarter of 1998.

         The Partnership is actively marketing the Henry County, Georgia property and believes that it will dispose of the Property within three years. The Property is being divided into parcels which will be sold separately. The Partnership placed the Rutherford County, Tennessee Properties on the market in the fall of 1991. The timing and manner of sales will be determined by Southeast Acquisitions, Inc., the General Partner of the Partnership. The General Partner has the right to sell the Properties without the consent of the Limited Partners if the net proceeds of the sale will be sufficient to return the Limited Partners' Capital Contribution plus their non-compounded 10% Cumulative Annual Return. The General Partner believes that the Partnership's cash reserves will be sufficient to last for an additional three years, assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell some or all of the Properties on unfavorable terms.

         The General Partner has no plans to develop the Properties, except for activities including rezoning, land planning, market surveys and other activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.

         Liquidity and Capital Resources

         At June 30, 1997, the Partnership had available cash in the amount of $281,414. A cash reserve in the amount of $150,000 will be set aside and used to cover the following estimated annual costs: $25,000 per year for auditing, accounting, tax and other administrative services, $350 per year for insurance and $18,000 per year for real estate taxes. The additional funds currently on hand will most likely be distributed after additional sales occur. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if unforeseen expenses are incurred or if the Properties cannot be sold within three years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.


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

Item 2 - Changes in Securities

         There was no change in the Partnership's securities during the second quarter of 1997.

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

         No matters were submitted to the Partners for a vote during the second quarter of 1997.

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


Signature                              Title                         Date


/s/ Arthur W. Mullin                   President,                    8/11/1997
-----------------------------          Treasurer,
Arthur W. Mullin                       Director of
                                       Southeast
                                       Acquisitions,
                                       Inc.


/s/ James W. Kelican, Jr.              Vice President,               8/11/1997
-----------------------------          Director of
 James W. Kelican, Jr.                 Southeast
                                       Acquisitions,
                                       Inc.

EXHIBIT  A
                         SOUTHEAST ACQUISITIONS II, L.P.

                                 BALANCE SHEETS



                                                        June 30,             December 31,
                                                          1997                  1996
                                                       (Unaudited)
                                                       ----------            -----------
 ASSETS

Land held for sale, net                                $2,287,300            $2,580,480

Cash and cash equivalents                                 281,414               113,292

Prepaid insurance                                              87                     -
                                                       ----------            ----------
                                                       $2,568,801            $2,693,772
                                                       ==========            ==========





LIABILITIES AND PARTNERS' EQUITY

Accrued expenses                                       $   12,825            $   10,903

Partners' Equity                                        2,555,976             2,682,869
                                                       ----------            ----------
                                                       $2,568,801            $2,693,772
                                                       ==========            ==========

                         SOUTHEAST ACQUISITIONS II, L.P.

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)


                                              Three Months      Three Months       Six Months         Six Months
                                                 Ended             Ended             Ended              Ended
                                                June 30,          June 30,          June 30,           June 30,
                                                 1997               1996              1997               1996
                                                 ----               ----              ----               ----
REVENUES:
   Interest income                            $     6,143        $      173        $     7,121        $    2,557
   Gain on sale of land                         1,336,274                 -          1,336,274           215,288
   Other income                                       100               350                200               758
                                              -----------        ----------        -----------        ----------
                                                1,342,517               523          1,343,595           218,603
                                              -----------        ----------        -----------        ----------

EXPENSES:
   General and administrative                       5,642             3,948             13,502             9,027
   Management fee                                       -             4,686                  -             9,374
   Real estate taxes                                4,825             4,599              9,313             9,137
   Insurance                                           88                88                175               175
                                              -----------        ----------        -----------        ----------
                                                   10,555            13,321             22,990            27,713
                                              -----------        ----------        -----------        ----------

NET INCOME (LOSS)                             $ 1,331,962        $  (12,798)       $ 1,320,605           190,890

Partners' equity,
   Beginning of period                          2,671,512         2,904,080          2,682,869         3,028,492

Capital distribution                           (1,447,498)                -         (1,447,498)         (328,100)
                                              -----------        ----------        -----------        ----------
Partners' equity,
   End of period                              $ 2,555,976        $2,891,282        $ 2,555,976        $2,891,282
                                              ===========        ==========        ===========        ==========

Weighted Average Number
   of Limited Partnership
   Units Outstanding                                9,650             9,650              9,650             9,650
                                              ===========        ==========        ===========        ==========

Income (Loss) from Operations
   per Limited Partnership
   Interest                                   $    136.65        $   (1.31)        $    135.48        $    19.58
                                              ===========        ==========        ===========        ==========

                         SOUTHEAST ACQUISITIONS II, L.P.

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (UNAUDITED)


                                                         FOR THE SIX MONTHS
                                                            ENDED JUNE 30
                                            --------------------------------------------
                                                1997             1996           1995
                                                ----             ----           ----
REVENUES:
   Interest income                          $     7,121      $    2,557      $    10,272
   Gain on sale of land                       1,336,274         215,288          744,007
   Other income                                     200             758              275
                                             -----------      ----------      -----------
                                              1,343,595         218,603          754,554
                                             -----------      ----------      -----------


EXPENSES:
   General and administrative                    13,502           9,027            4,440
   Management fee                                     -           9,374            9,377
   Real estate taxes                              9,313           9,137           10,230
   Insurance                                        175             175              294
                                             -----------      ----------      -----------
                                                 22,990          27,713           24,341
                                             -----------      ----------      -----------

NET INCOME (LOSS)                           $ 1,320,605      $  190,890      $   730,213

Partners' equity,
   Beginning of period                        2,682,869       3,028,492        3,610,983

Capital distribution                         (1,447,498)       (328,100)      (1,109,750)
                                             -----------      ----------      -----------
Partners' equity,
   End of period                            $ 2,555,976      $2,891,282      $ 3,231,446
                                             ===========      ==========      ===========

Weighted Average Number
   of Limited Partnership
   Units Outstanding                              9,650           9,650            9,650
                                             ===========      ==========      ===========

Income (Loss) from Operations
   per Limited Partnership
   Interest                                 $    135.48      $    19.58      $     74.91
                                             ===========      ==========      ===========

                         SOUTHEAST ACQUISITIONS II, L.P.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                 FOR THE SIX MONTHS
                                                                                                    ENDED JUNE 30
                                                                                     -------------------------------------------
                                                                                          1997           1996           1995
                                                                                          ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Proceeds from sale of land                                                         $ 1,628,777     $ 303,890     $   811,423
   Cash paid for operating expenses                                                       (20,478)      (31,882)        (15,441)
   Interest income received                                                                 7,121         2,557          10,272
   Other income received                                                                      200           758             275
                                                                                       -----------     ---------     -----------
         Net cash flows (used in)
            operating activities                                                        1,615,620       275,323         806,529

   Distribution to Limited Partners                                                    (1,447,498)     (328,100)     (1,109,750)
                                                                                       -----------     ---------     -----------
   Increase (decrease) in cash                                                            168,122       (52,777)       (303,221)

Cash, beginning of period                                                                 113,292        86,137         467,018
                                                                                       -----------     ---------     -----------
Cash, end of period                                                                   $   281,414     $  33,360     $   163,797
                                                                                       ===========     =========     ===========


RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                                  $ 1,320,605     $ 190,890     $   730,213
   Adjustments to reconcile net income(loss)
      to net cash provided by
      operating activities:
         Decrease in land                                                                 293,180        53,603          76,924
         Increase in prepaid expenses                                                         (87)          (87)           (147)
         Increase (decrease) in due to
            affiliates                                                                          -        (4,688)         (4,688)
         Increase (decrease) in accrued
            expenses                                                                        1,922           605           4,227
         Increase in other liabilities                                                          -        35,000               -
         Distribution to Limited Partners                                              (1,447,498)     (328,100)     (1,109,750)
                                                                                       -----------     ---------     -----------
         Net cash provided by (used in)
            operating activities                                                      $   168,122     $ (52,777)    $  (303,221)
                                                                                       ===========     =========     ===========