Form 10-K405/A
period 1996-12-31
SOUTHEAST ACQUISITIONS II LP
filed 1997-08-28
CIK 829905

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

                                        /s/ ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 7, 1997

                        Southeast Acquisitions II, L.P.

                                 Balance Sheets





                                                                               DECEMBER 31

                                                                        1996                 1995
                                                                -----------------------------------------
 ASSETS
 Land held for sale, net                                           $   2,580,480        $    2,963,920
 Cash and cash equivalents                                               113,292                86,137
                                                                -----------------------------------------
                                                                   $   2,693,772        $    3,050,057
                                                                =========================================



 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
 Accrued expenses                                                  $      10,903        $       16,877
 Due to affiliate                                                              -                 4,688



 Partners' equity (deficit):
    General                                                               (2,394)              (11,869)
    Limited (9,650 units authorized, issued and outstanding)           2,685,263             3,040,361
                                                                -----------------------------------------
                                                                   $   2,693,772        $    3,050,057
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

LAND


Each of the properties is carried at the lower of cost or fair value less estimated cost to sell. The carrying value of land, as disclosed on the balance sheet, is net of a $3,467,829 write-down in 1991.


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