Form 10-Q
period 1997-09-30
SOUTHEAST ACQUISITIONS II LP
filed 1997-11-14
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997.
                                                            -------------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________.

Commission File number:  0-17680 (formerly 33-20255)
                         ---------------------------

                         SOUTHEAST ACQUISITIONS II, L.P.
                         -------------------------------
                           (Exact name of registrant)

Delaware                                             23-2498841
--------                                             ----------

(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

250 King of Prussia Road, Radnor, PA  19087
-------------------------------------------
(Address of Principal Executive Offices)

Issuer's Telephone Number:  (610 964-7234)
                            --------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at September 30, 1997 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal nature, necessary to present fairly the Partnership's financial position as of September 30, 1997, and the results of its operations and cash flows for the nine months ended September 30, 1997.

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

         The Partnership's activities during the third quarter of 1997 were primarily focused on selling the properties. Revenues for the third quarter of 1997 consisted of interest income of $4,770 and partnership transfer fees of $275. Expenses for the third quarter of 1997 consisted of general and administrative costs of $41,925, real estate taxes of $23,104 and insurance costs of $87. General and administrative costs include a $40,000 accrual for legal and printing costs related to the proxy statement discussed in Part II,
Item 4 and 5.

         During the third quarter of 1996, the Partnership sold 7 acres of the Greenville, South Carolina property for a gain of $524,409. Revenues for the third quarter of 1996 consisted of interest income of $1,160 and partnership transfer fees of $ 2,247. Expenses for the third quarter of 1996 consisted of general and administrative costs of $5,415, real estate taxes of $5,570 and insurance costs of $88.

         During the third quarter of 1995, the Partnership sold 4 acres of the Nashville, Tennessee parcel for a net profit of $172,254 and 25 acres of the Henry County, Georgia parcel for a net loss of $6,060. Revenues for the third quarter of 1995 consisted of interest income of $3,066 and partnership transfer fees of $350. Expenses for the third quarter of 1995 consisted of general and administrative costs of $4,978, management fees of $4,688, real estate taxes of $4,074 and insurance costs of $146.

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

         Inflation did not have any material impact on operations during 1997 and it is not expected to materially impact future operations.

         During the month of July, 1997, the Partnership executed an agreement to sell 15.87 acres of the Simpsonville, South Carolina property for $95,000 an acre. The sale should close at the end of the first quarter of 1998.

         The Partnership is actively marketing the Henry County, Georgia property and believes that it will dispose of the Property within three years. The Property is being divided into parcels which will be sold separately. The Partnership placed the Rutherford County, Tennessee Properties on the market in the fall of 1991. The timing and manner of sales will be determined by Southern Management Group, Inc., the new General Partner of the Partnership (See Part II, Items 4 and 5). The General new Partner has the right to sell the Properties without the consent of the Limited Partners unless the sale involves more than 60% of the acreage held as of September 22, 1997 in a single transaction and the consideration is less than the Acquisition Cost of the assets sold.

         The General new Partner has no plans to develop the Properties, except for activities including rezoning, land planning, market surveys and other activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.

         Liquidity and Capital Resources

         At September 30, 1997, the Partnership had available cash in the amount of $385,459. A cash reserve in the amount of $225,000 has been set aside and used to cover the following estimated annual costs: $25,000 per year for auditing, accounting, tax and other administrative services, $350 per year for insurance and $43,000 per year for real estate taxes. At September 30, 1997, the Partnership accrued an additional $40,000 (1997 only) expense for legal and printing fees related to the proxy discussed in Part II, Item 4 and 5. The additional funds currently on hand will most likely be distributed after additional sales occur. In the new General Partner's opinion, the Partnership's reserves will be sufficient for a an additional two years. However, if unforeseen expenses are incurred or the Partnership goes forward with infrastructure improvements to the Properties, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of Southeast Acquisitions, Inc. the old General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. Section 221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of (and consequently control of) the old General Partner is vested in the Insurance Commissioner pursuant to the Order. Effective November 5, 1997, the old General Partner was replaced by the new General Partner (see Part II, Items 4 and 5). The new General Partner is not a party to or otherwise involved in the old General Partner's rehabilitation proceedings.

Item 2 - Changes in Securities

         There was no change in the Partnership's securities during the third quarter of 1997.

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

Item 4 - Submission of Matters to a Vote of Security Holders

         Matters were submitted to the Partners for a vote during the third quarter of 1997.

                  On September 22, 1997, the old General Partner mailed to the Limited Partners of the Partnership the following:

                  1) a letter soliciting their votes on two sets of alternative amendments;
                  2) a notice of Special Meeting of the Limited Partners on
                     November 5, 1997;
                  3) a Proxy Statement detailing the two sets of alternative amendments to be voted on at the Special Meeting; and
                  4) a Proxy Card

                  The first alternative amendments proposed the following modifications to the Partnership Agreement:

                  1) extend the Partnership until December 31, 2000
                  2) substitute a new general partner
                  3) authorize new fees, commissions and rights to sell
                     Partnership properties for the new general partner
                  4) give the new general partner the exclusive right to sell
                     Partnership properties

                  5) modify the Limited Partners' rights to consent to certain sales of Partnership properties

                  The second alternative amendments proposed the following modifications to the Partnership Agreement:

                  1) extend the Partnership until December 31, 2000
                  2) retain the General Partner
                  3) authorize new fees, commissions and rights to sell
                     Partnership properties for the General Partner
                  4) give the General Partner the exclusive right to sell
                     Partnership properties
                  5) eliminate the Limited Partners' rights to consent to
                     certain sales of Partnership properties

Item 5 - Other Information

                  At the Special Meeting on November 5, 1997, the first set of alternative amendments described above received the requisite vote to be adopted and as a result of their adoption the following modifications to the Partnership Agreement were effective as of November 5, 1997:

                  - The termination date for the Partnership was extended until
                    December 31, 2000;
                  - Southern Management Group, LLC a Tennessee Limited Liability
                    Company, was substituted for Southeast Acquisitions, Inc. as the General Partner. Southern Management Group, LLC is located in Nashville, Tennessee at the following address:
                           Southern Management Group, LLC
                           c/o Southeast Venture Corporation, Inc.
                           301 South Perimeter Park Drive
                           Suite 115
                           Nashville, TN 37211

                  - SMG can act as broker for the Partnership and earn
                    commissions on sales of the Properties up to a maximum of 10% which is the maximum commission which can be paid in total on any sale;
                  - Additionally SMG is to be paid management fees of $19,000 per year;
                  - SMG has now been given the exclusive right to sell the
                    properties; and SMG can only sell 60% or more of the acreage held as of September 22, 1997 in a single transaction if it receives consideration equal to or greater than the Acquisition Costs of the assets sold. Otherwise it must obtain the consent of the majority in interest of the Limited Partners.

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

27                         Financial Data Schedule

28                         not applicable

29                         not applicable

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                             Title                       Date
---------                             -----                       ----


/s/ RICHARD W. SORENSON               Member of
-----------------------               Southern                    11/11  1997
Richard W. Sorenson                   Management                  -------
                                      Group, LLC

EXHIBIT  A

                        SOUTHEAST ACQUISITIONS II, L.P.

                                 BALANCE SHEETS



                                     ASSETS

                                            September 30,
                                                1997                 December 31,
                                            (Unaudited)                  1996
                                            ------------             ------------
Land held for sale, net                    $  2,287,300             $  2,580,480

Cash and cash equivalents                       385,459                  113,292
                                            ------------             ------------
                                           $  2,672,759             $  2,693,772
                                            ============             ============




                        LIABILITIES AND PARTNERS' EQUITY

Accrued expenses                           $     77,854             $     10,903

Other (Construction Payable)                     99,000                        -

Partners' Equity                              2,495,905                2,682,869
                                            ------------             ------------
                                           $  2,672,759             $  2,693,772
                                            ============             ============

                        SOUTHEAST ACQUISITIONS II, L.P.

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (UNAUDITED)

                                   Three Months      Three Months        Nine Months        Nine Months
                                       Ended             Ended              Ended              Ended
                                   September 30,     September 30,      September 30,      September 30,
                                       1997              1996               1997               1996
                                   -------------     -------------      -------------      -------------
REVENUES:
   Interest income                $       4,770     $       1,160      $      11,891      $       3,717
   Gain on sale of land                       -           524,409          1,336,274            739,697
   Other income                             275             2,247                475              3,005
                                   -------------     -------------      -------------      -------------
                                          5,045           527,816          1,348,640            746,419
                                   -------------     -------------      -------------      -------------

EXPENSES:
   General and administrative            41,925             5,415             55,427             14,442
   Management fee                             -                 -                  -              9,374
   Real estate taxes                     23,104             5,570             32,417             14,707
   Insurance                                 87                87                262                262
                                   -------------     -------------      -------------      -------------
                                         65,116            11,072             88,106             38,785
                                   -------------     -------------      -------------      -------------

NET INCOME (LOSS)                 $     (60,071)    $     516,744      $   1,260,534            707,634

Partners' equity,
   Beginning of period                2,555,976         2,891,282          2,682,869          3,028,492

Capital distribution                          -                 -         (1,447,498)          (328,100)
                                   -------------     -------------      -------------      -------------
Partners' equity,
   End of period                  $   2,495,905     $   3,408,026      $   2,495,905      $   3,408,026
                                   =============     =============      =============      =============

Weighted Average Number
   of Limited Partnership
   Units Outstanding                      9,650             9,650              9,650              9,650
                                   =============     =============      =============      =============

Income (Loss) from Operations
   per Limited Partnership
   Interest                       $       (6.17)    $       53.01      $      129.31      $       72.59
                                   =============     =============      =============      =============

                        SOUTHEAST ACQUISITIONS II, L.P.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                   NINE MONTHS
                                                ENDED SEPTEMBER 30
                                  -----------------------------------------------
                                      1997             1996              1995
                                      ----             ----              ----
REVENUES:
   Interest income               $     11,891     $      3,717      $     13,338
   Gain on sale of land             1,336,274          739,697           920,590
   Other income                           475            3,005               625
                                  ------------     ------------      ------------
                                    1,348,640          746,419           934,553
                                  ------------     ------------      ------------

EXPENSES:
   Loss on sale of land                     -                -            10,389
   General and administrative          55,427           14,442             9,418
   Management fee                           -            9,374            14,065
   Real estate taxes                   32,417           14,707            14,304
   Insurance                              262              262               440
                                  ------------     ------------      ------------
                                       88,106           38,785            48,616
                                  ------------     ------------      ------------

NET INCOME (LOSS)                $  1,260,534     $    707,634      $    885,937
                                  ============     ============      ============

                        SOUTHEAST ACQUISITIONS II, L.P.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                   FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                       ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Proceeds from sale of land                     $  1,628,777    $    996,276    $  1,111,474
   Cash paid for operating expenses                    (20,478)        (41,226)        (35,858)
   Interest income received                             11,891           3,717          13,338
   Other income received                                   475           3,005             625
   Construction deposit                                 99,000               -               -
                                                   ------------    ------------    ------------
         Net cash flows (used in)
            operating activities                     1,719,665         961,772       1,089,579

   Distribution to Limited Partners                 (1,447,498)       (328,100)     (1,447,500)

Increase (Decrease) in cash                            272,167         633,672        (357,921)

Cash, beginning of period                              113,292          86,137         467,018
                                                   ------------    ------------    ------------
Cash, end of period                               $    385,459    $    719,809    $    109,097
                                                   ============    ============    ============


RECONCILIATION OF NET INCOME(LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                              $  1,260,534    $    707,634    $    885,937
   Adjustments to reconcile net income(loss)
      to net cash provided by
      operating activities:
         Decrease in land                              293,180         256,516         201,272
         Increase (decrease) in due to
            affiliates                                       -          (4,688)         (4,688)
         Increase (decrease) in accrued
            expenses                                    66,951           2,310           7,058
         Increase in Construction Payable               99,000               -
         Distribution to Limited Partners           (1,447,498)       (328,100)     (1,447,500)
                                                   ------------    ------------    ------------
         Net cash provided by (used in)
            operating activities                  $    272,167    $    633,672    $   (357,921)
                                                   ============    ============    ============