Form 10-K405
period 1997-12-31
SOUTHEAST ACQUISITIONS II LP
filed 1998-04-15
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT
 ---     OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934.

               COMMISSION FILE NUMBER: 0-17680 (FORMERLY 33-20255)

                         -------------------------------

                         SOUTHEAST ACQUISITIONS II, L.P.

                         -------------------------------

                         (Name of issuer in its charter)

       Delaware                                 23-2498841
(State of incorporation)      (IRS Employer Identification organization Number)


                         301 South Perimeter Park Drive
                           Nashville, Tennessee 37211
           -----------------------------------------------------------
                    (Address of principal executive offices)

           Issuer's telephone no., including area code: (615) 833-8716
           -----------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act.

                           Name of each exchange: None
             Title of each Class on which registered: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                   Limited Partnership Units $1,000 Per Unit

           -----------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes X No
                                                                ---    ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
               ---    ---

                                TABLE OF CONTENTS


PART I

ITEM 1.  BUSINESS...............................................................................1
         Background.............................................................................1
         Material Recent Developments...........................................................1
         Employees..............................................................................2
         Competition............................................................................2
         Trademarks and Patents.................................................................2

ITEM 2.  PROPERTIES.............................................................................2

ITEM 3.  LEGAL PROCEEDINGS......................................................................4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................4

PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST
         AND RELATED SECURITY HOLDER MATTERS....................................................5

ITEM 6.  SELECTED FINANCIAL DATA................................................................5

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..............................................................5
         Background.............................................................................5
         Results of Operations..................................................................5
         1997 Compared to 1996..................................................................6
         1996 Compared to 1995..................................................................6
         Liquidity and Capital Resources........................................................7
         Year 2000 Compliance...................................................................7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................7

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...............................................................7

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP....................................7

ITEM 11. EXECUTIVE COMPENSATION.................................................................9

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.............................................................................9
         Security Ownership of Management.......................................................9
         Changes in Control.....................................................................9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................9

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................10
                  (a)     Index to Financial Statements........................................10
                  (b)     Reports on Form 8-K..................................................10
                  (c)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)....10

SIGNATURES

                                     PART I

ITEM 1.  BUSINESS

                  Background

                  Southeast Acquisitions II, L.P. (the "Partnership") was formed on December 14, 1987, as a Delaware limited partnership. The Partnership's public offering of 9,650 units of limited partnership interest ("Units") commenced on June 8, 1988 and terminated on July 18, 1988 when all 9,650 Units were sold. The Partnership has since been scheduled to terminate on December 31, 2000.

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

                  Since acquisition, the Partnership has sold approximately 27% of its Tennessee Property, approximately 56% of its South Carolina property, and approximately 49% of its Georgia Property. All remaining land is currently being marketed.

                  The timing and manner of sale will be determined by Southern Management Group, LLC, the General Partner of the Partnership. The General Partner generally has the right to sell Property, or portions thereof, without the consent of the Limited Partners. The Partnership Agreement provides, however, that a majority in interest of the Limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997 unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or in the event that the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the Acquisition Cost of the assets sold.

                  The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least three more years assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

                  The General Partner has no plans to develop the Properties, except for activities including rezoning, land planning, market surveys and other activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.

                  Material Recent Developments

                  At a special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to (i) extend the term of the Partnership from its original expiration date of December 31, 1998 to December 31, 2000; (ii) substitute Southern Management Group, LLC for Southeast Acquisitions, Inc as the general partner of the Partnership; (iii) authorize new commissions and new management fees for the new General Partner; (iii) give the new General Partner the exclusive right to sell Partnership property; and (iv) modify the Partnership Agreement to require that a majority in interest of the Limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997 unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the Acquisition Cost of the assets sold.

                  On April 13, 1998, the Partnership closed the sale of one acre of the Greenville, South Carolina Property for approximately $167,000, less commissions and expenses.

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

ITEM 2.           PROPERTIES

                  The Partnership owns three tracts of undeveloped land consisting of approximately 180 acres in Henry County, Georgia, 40 acres in Greenville, South Carolina, and 98 acres in Rutherford County, Tennessee.

                  Henry County, Georgia Property:

                  The Henry County, Georgia Property, after the sale of approximately 13 acres during 1988 and 1989, 15 acres in 1992, 47 acres in 1993, 73 acres in 1994 and 25 acres in 1995, consists of approximately 180 acres of undeveloped land, zoned RA/Residential-Agricultural District (which does not permit construction of multi-family structures), fronting King Mill Road, Iris Lake Road and Whitaker Road and is located 1.5 miles east of Interstate 75 in Henry County Georgia, southeast of the center of Metropolitan Atlanta. As a result of sales of portions of the Property in prior years, the Property now consists of two non-contiguous parcels.

                  There were no sales of any of the Henry County Property in 1997. The General Partner has been advised that Rabbit Run Road, running along the side of one of the parcels, has been selected for paving and improvement by the local municipality. Paving of the road will permit the site to be platted and approved as a subdivision.

                  The former general partner had the Henry County Property appraised in 1997 by Urban Realty Advisors, Inc. The 1997 appraiser has no relationship with the former general partner or the current General Partner. The Property was appraised in 1997 for $585,000 or approximately $3,250 per acre. The appraiser used the sales comparison (market) approach to value the Property. Using sales of similar residential land from the surrounding area, the appraiser determined an estimate of the value for the remaining Property.

                  The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.

                  Greenville, South Carolina Property:

                  The Greenville, South Carolina Property currently consists of approximately 40 acres of unzoned and generally flat land located approximately 1,200 feet southwest of the I-385 and Fairview Road interchange in Simpsonville, South Carolina, eight miles southeast of the Greenville city limits and just outside the town of Simpsonville in Greenville County.

                  During 1997 the Partnership sold approximately 1 acre of the Greenville Property for $160,000 per acre.

                  The former general partner had the Greenville Property appraised in 1996 by Owen Faulkner & Associates. The appraiser has no affiliation with the former general partner or the current General Partner. The Property, which consisted of approximately 47.5 acres at the time, was appraised for $3,300,000 or approximately $69,474 per acre. The appraisal used the sales comparison (market) approach to value. A present value analysis (discounted cash flow) was also conducted to support the market approach and reconcile the final value. The appraiser used the then current marketing plan and comparable sales in the area to estimate the value of the tracts of the Property.

                  The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.


                  Rutherford County, Tennessee Property:

                  The Rutherford County, Tennessee Property is located approximately 18 miles southeast of the Nashville central business district and 10 miles southeast of the Nashville Metropolitan Airport. Following a sale of four acres in 1995 and 32.514 acres in 1997, the Property consists of approximately 49 acres in the northeast quadrant of the I-24/ Sam Ridley interchange and 49 acres located at the northeast quadrant of the same interchange, with frontage on the access road. The four acres sold in 1995 were part of the Property located at the northwest corner of the I-24 interchange. This land was located along Sam Ridley and was the portion of the Property located furthest from the interchange itself and was sold for a price of $50,000 per acre. The 32.514 acre sale in 1997 was also at $50,000 per acre.

                  In an effort to make future development of the Property easier, all of the Property has now been zoned for commercial use and is located entirely within the Smyrna City limits rather than part in the City of Smyrna and part in the City of LaVergne. There is a small cemetery located in the northwest quadrant of I-24 which the former general partner was aware of at the time of purchase and which the General Partner does not believe will have an adverse effect on the Partnership's ability to sell the land. The I-24/Sam Ridley Parkway interchange is one exit south of Interchange City Industrial Park, the largest industrial park in the Nashville area, and is currently the last I-24 interchange south of the city to which sewer lines are available. At December 31, 1997, I-24 was being widened to three lanes in each direction from Bell Road in Nashville to the Sam Ridley interchange. This widening will be completed in 1998.

                  The former general partner had the Rutherford County Property appraised in 1996 by Martin Appraisal Services. The appraiser had no affiliation with the former general partner, although the president of Martin Appraisal Services served as a vice president of an affiliate of the current General Partner from April 1984 to August 1987. The Property was appraised in two tracts; one consisting of 84.5 acres for $2,250,000 or approximately $26,627 per acre and the second consisting of 45.05 acres for $2,000,000 or approximately $44,395 per acre. The appraisal used the sales comparison (market) approach to value the Property in bulk. The appraiser also estimated the value of the Property if developed and sold as lots to end users. The appraiser was able to use several sales of land that occurred in the past few years along Sam Ridley Parkway in the sales comparison approach. In the development analysis, the appraiser evaluated the sale of tracts of land over a three year period and estimated the costs of necessary utility improvements. Due to the short period of time estimated as an absorption period, the appraiser did not discount the cash flow for the absorption period.

                  The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value which can only be established by an actual sale.

ITEM 3.           LEGAL PROCEEDINGS

                  The Partnership is not directly a party to, nor is the Partnership's Property directly the subject of, any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  A special meeting of Limited Partners was held on November 5, 1997 at which two alternative sets of amendments to the Partnership Agreement were presented to the Limited Partners for a vote. The matters presented and the votes cast are set forth below:


------------------------------------------------------------------------------------------------------------
                                            Votes Cast For         Votes Cast Against        Votes Abstained
                                            --------------         ------------------        ---------------
------------------------------------------------------------------------------------------------------------
First Alternative Amendments
------------------------------------------------------------------------------------------------------------
  Extend the Partnership until
December 31, 2000                              5,886.445                    293                   463.50
------------------------------------------------------------------------------------------------------------
  Substitute a new general partner             5,921.445                    229                   492.50
------------------------------------------------------------------------------------------------------------
  Authorize new fees, commissions
and rights to sell Partnership
property for the new general partner           5,823.445                    296                   523.50
------------------------------------------------------------------------------------------------------------
  Give the new general partner the
exclusive right to sell Partnership
Property                                       5,878.445                    277                   487.50
------------------------------------------------------------------------------------------------------------
  Modify the Limited Partners'
rights to consent to certain sales of
Partnership property                           5,880.445                    209                   553.50
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Second Alternative Amendments
------------------------------------------------------------------------------------------------------------
  Extend the Partnership until
December 31, 2000                              1,260.945                  3,342                    2,040
------------------------------------------------------------------------------------------------------------
  Authorize new fees, commissions
and rights to sell Partnership
property for the general partner               1,257.945                  3,340                    2,045
------------------------------------------------------------------------------------------------------------
  Eliminate the Limited Partners'
rights to consent to certain sales of
Partnership property                           1,467.945                  3,234                    1,941
------------------------------------------------------------------------------------------------------------
  Give the general partner the
exclusive right to sell Partnership
property                                       4,440.945                  3,256                    1,946
------------------------------------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on June 8, 1988 of 9,650 Units of limited partnership interests. The offering of $9,650,000 was fully subscribed and terminated on June 24, 1988. As of December 31, 1997, there were 492 limited partners in the Partnership.

ITEM 6.           SELECTED FINANCIAL DATA


-------------------------------------------------------------------------------------------------
                     For the Year    For the Year    For the Year    For the Year    For the Year
                        Ended           Ended           Ended           Ended           Ended
                     December 31,    December 31,    December 31,    December 31,    December 31,
                        1997            1996             1995           1994            1993
-------------------------------------------------------------------------------------------------
Operating
Revenues             $1,349,188      $1,007,565      $  925,101      $  108,787      $1,527,238
-------------------------------------------------------------------------------------------------
Net Income           $1,231,547      $  947,477      $  865,009      $   31,186      $1,443,346
-------------------------------------------------------------------------------------------------
Net Income per
Unit of Limited
Partnership
Interest             $   127.62      $    98.18      $    89.64      $     3.23      $   149.57
-------------------------------------------------------------------------------------------------
Total Assets         $2,632,282      $2,693,772      $3,050,057      $3,632,210      $3,618,476
-------------------------------------------------------------------------------------------------
Long Term
Obligations                None            None            None            None            None
-------------------------------------------------------------------------------------------------
Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest             $   150.00      $   134.00      $   150.00            None      $   238.00
-------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Background

                  The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized.

                  Results of Operations

                  The Partnership had no operations from the date of its formation on December 14, 1987 until June 24, 1988 when it acquired the first Property and sold 3,165 Units of limited partnership interest. During 1988 the Partnership acquired three additional Properties and sold 6,485 additional Units of limited partnership interests.

                  In 1988 the Partnership purchased 579 acres of unimproved land at three locations. Status of these Properties at December 31, 1997 are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                            Property Sold Prior to        Remaining Property Held
Place                         Property Purchased            December 31, 1997             for Sale
-----                         ------------------            -----------------             --------
-----------------------------------------------------------------------------------------------------------------
Rutherford County,            135 acres                     37 acres                      98 acres
Tennessee
-----------------------------------------------------------------------------------------------------------------
Greenville, South
Carolina                      91 acres                      51 acres                      40 acres
-----------------------------------------------------------------------------------------------------------------
Henry County, Georgia         353 acres                     173 acres                     180 acres
-----------------------------------------------------------------------------------------------------------------

                  1997 Compared to 1996

                  During 1997 the Partnership sold one acre of the Greenville Property and 32.514 acres of the Rutherford County Property for a gain of $1,332,313, compared with $995,155 in gains from sale of Property in 1996. Other revenues in 1997 consisted of $16,275 in interest income and $600 in partnership transfer fees, as compared with $9,005 in interest income, $1,250 in transfer fees and $2,155 in other income in 1996.

                  Expenses during 1997 included $49,149 of professional and other fees related to the change in general partner and an amendment of the partnership agreement in connection with a special meeting of the Limited Partners in November 1997. There were no such fees in 1996. In addition, expenses in 1997 included $2,915 in management fees to the General Partner as compared with $9,374 in management fees to the former general partner in 1996. The management fees paid to the former general partner provided for a limit on cumulative management fees over the life of the partnership and this limit was reached in 1996. The amended partnership agreement approved at the November 5, 1997 special meeting of Limited Partners provides for an annual management fee of $19,000 to the current General Partner.

                  General and administrative expenses decreased from $31,249 in 1996 to $22,086 in 1997, primarily due to costs of appraisals in 1996 which were not recurring expenditures. Real estate taxes increased from $19,116 in 1996 to $43,110 in 1997 due to a reappraisal of commercial property in Greenville, South Carolina. Insurance expense in 1997 was approximately the same as in 1996.

                  1996 Compared to 1995

                  During 1996, the Partnership sold 14 acres of the Greenville Property for a gain of $995,155, compared with the sale of 6 acres of the Henry County Property, 4 acres of the Rutherford County Property and 3 acres of the Greenville Property for a gain of $920,590 in 1995. Also in 1995 the Partnership sold 19 acres of the Henry County Property for a loss of $10,389. Other revenues in 1996 consisted of $9,005 in interest income, $1,250 in partnership transfer fees and $2,155 in other income, as compared with $14,175 in interest income and $725 in transfer fees in 1995.

                  Expenses during 1996 consisted of general and administrative expenses of $31,249 compared to $21,847 in 1995, primarily due to costs of appraisals in 1996 which were not recurring expenditures. Real estate taxes increased from $18,964 in 1995 to $19,116 in 1996. Insurance expense in 1996 decreased slightly from 1995.

                  Inflation did not have a material impact on operations during 1997, 1996 and 1995.

                  Liquidity and Capital Resources

                  The Partnership had cash reserves of $344,476 at December 31, 1997. The General Partner believes that the Partnership has sufficient cash reserves to cover normal Partnership expenses for an additional three years. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

                  Year 2000 Compliance

                  The Partnership's operations are not dependant in any meaningful way on computer hardware or software. The General Partner has commenced a process of determining whether the Partnership's accounting systems and Limited Partner registration records will be negatively affected by the so-called "Year 2000 Problem". The "Year 2000 Problem" generally refers to the inability of computer software or hardware to recognize years in more than two digits. As a result, the year 2000 would appear as "00" and may be viewed by the computer as the year 1900. This could cause severe negative consequences in some computer software and hardware. At this time, the Partnership does not anticipate that any significant expenditures will be required to ensure that the Partnership's operations are not negatively effected by the Year 2000 Problem.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the year ended December 31, 1997 together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, and the financial statements for the years ended December 31, 1996 and 1995, together with the report of the Partnership's former independent auditors, Ernst & Young LLP, are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Following the Partnership meeting of November 5, 1997, the new General Partner, Southern Management Group, LLC, changed auditors from Ernst & Young LLP to Williams Benator & Libby, LLP. There were no disagreements with the prior accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in the two years ended December 31, 1996 or in the interim periods from January 1, 1997 through November 20, 1997. The reports of the prior accountant for the fiscal years ended December 31, 1996 and 1995 did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles. The Partnership did not consult with the new accountants at any time during the years ended December 31, 1996 and 1995 and the subsequent interim periods through November 20, 1997 regarding either the application of an accounting principle, the type of opinion that would be rendered on the Partnership's financial statements, or any matter that was the subject of disagreement with the Partnership's prior accountants.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                  The Partnership does not have any directors or officers. The General Partner manages and controls the affairs of the Partnership and has responsibility for all aspects of the Partnership's operations. The current members and executive officers and directors of the General Partner are identified and described below.

                  The General Partner is a Tennessee limited liability company whose members are Richard W. Sorenson, who owns a 51% interest in the General Partner and Southeast Venture Corporation, a Tennessee corporation which owns 49% of the General Partner.

                  Mr. Sorenson, age 71, has over 35 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities.
All of these activities occurred in the southeastern United States.

                  Mr. Sorenson was President of Phoenix Investment Company ("Phoenix"), a publicly owned, Atlanta based real estate development and investment firm from 1965 to 1970. Concurrent with his employment at Phoenix, he was President of First Atlanta Realty Fund, a publicly owned real estate investment trust. During his tenure with the trust, he served as a Trustee of the National Association of Real Estate Investment Trusts.

                  Following his departure from Phoenix in 1970, Mr. Sorenson became Vice President of Cousins Properties in Atlanta, where he was responsible for development of office buildings, shopping centers and apartments until 1971. Until forming Southeast Venture Companies ("SV") in 1979, Mr. Sorenson was an independent real estate developer.

                  Mr. Sorenson was co-founder of SV in 1979. In 1992, substantially all of the assets of SV were sold to Southeast Venture Corporation.

                  Mr. Sorenson is a graduate of the Northwestern University Business School with a major in real estate.

                  The other member of the General Partner is Southeast Venture Corporation ("SVC"). The officers and key employees of SVC include the following:

                  Paul J. Plummer, age 47. Mr. Plummer serves as director of project management services for SVC. Mr. Plummer is responsible for management, team structuring, cost control and scheduling of large scale projects for SVC including office buildings, medical centers, commercial office buildings, commercial land ventures and build-to-suit projects. Before joining SVC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

                  Wood S. Caldwell, age 44. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SV in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

                  Axson E. West, age 43. Mr. West serves as vice president of brokerage services for SVC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SV in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is director of the Nashville Board of Realtors and president elect of the board's commercial investment division. He received his bachelor of arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

                  Cameron W. Sorenson, age 35. Mr. Sorenson serves as director of vertical development for SVC. He is primarily responsible for providing development and project management for the clients of SVC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large scale land development ventures for SVC. Prior to joining SV in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his bachelor of science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal year ended December 31, 1997, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the General Partner a management fee of $2,915 in the fiscal year ended December 31, 1997. See Item 13 of this report, "Certain Relationships and Related Transactions".

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of December 31. 1997 no other person or "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) was known to the Partnership to benefically own more than 5% of the Units of the Partnership.

                  Security Ownership of Management

                  No individual member, or director or officer of a member, of the General Partner nor such directors or officers as a group, owns any of the Partnership's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 30% of cash distributions after the Limited Partners have received cumulative distributions equal to a 10% non-compounded Cumulative Annual Return on their Adjusted Capital Contribution plus a return of their Capital Contributions as those terms are defined in the Partnership Agreement. The General Partner will share in taxable income to reflect cash distributions or, to the extent there are losses, 1% of such losses.

                  Changes in Control

                  There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  From 1988 through 1996, the Partnership paid $18,753 annually as an administration fee to the former general partner. This fee was computed as one quarter of one percent of the base cost of the land. The cumulative amount of such fee could not exceed $150,021 and, as of December 31, 1996, fees charged since inception amounted to $150,021. As of November 5, 1997, the Limited Partners voted and agreed to pay the new General Partner, Southern Management Group, LLC, a fee of $2,915 for the period November 5, 1997 through December 31, 1997 and annual fees of $19,000 from January 1, 1998 through December 31, 2000. Any fee payments would cease at a date when the Partnership was liquidated.

                  An affiliate of the General Partner also received a sales commission of $130,060 in 1997 in connection with the sale of a portion of the Rutherford County, Tennessee Property.

                  The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). During 1997, 1996 and 1995 the General Partner received no cash distributions.

                  At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property, provided that the General Partner or its affiliates would only be entitled to up to 50% of any such compensation. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

                  (a)      Index to Financial Statements                        Page
                           Report of Independent Auditors for 1997               F-1
                           Balance Sheet                                         F-2
                           Statement of Income                                   F-3
                           Statement of Partners' Equity (Deficit)               F-4
                           Statement of Cash Flows                               F-5
                           Notes to Financial Statements                         F-6
                           Report of Independent Auditors for 1996 and 1995      F-12
                           Balance Sheets                                        F-13
                           Statements of Operations                              F-14
                           Statements of Partners' Equity (Deficit)              F-15
                           Statements of Cash Flows                              F-16
                           Notes to Financial Statements                         F-17

                           Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1997, except the following:

                           Form 8-K, dated November 5, 1997, relating to change in General Partner.

                           Form 8-K, dated November 20, 1997, relating to change in accountants.

                           Form 8-K/A, dated December 30, 1997, relating to change in accountants.

                  (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


--------------------------------------------------------------------------------
Exhibit Numbers                     Description                      Page Number
--------------------------------------------------------------------------------
3.1(a)                   Certificate of Limited Partnership              *
--------------------------------------------------------------------------------
3.1(b) & (4)             Restated Limited Partnership                    **
                         Agreement
--------------------------------------------------------------------------------
3.1                      First Amendment to Restated Limited             E-1
                         Partnership Agreement
--------------------------------------------------------------------------------
9                        not applicable
--------------------------------------------------------------------------------
11                       not applicable
--------------------------------------------------------------------------------
12                       not applicable
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------
    Exhibit Numbers                     Description                    Page Number
------------------------------------------------------------------------------------
         13                       not applicable
------------------------------------------------------------------------------------
         16                       not applicable
------------------------------------------------------------------------------------
         18                       not applicable
------------------------------------------------------------------------------------
         19                       not applicable
------------------------------------------------------------------------------------
         22                       not applicable
------------------------------------------------------------------------------------
         24                       not applicable
------------------------------------------------------------------------------------
         25                       not applicable
------------------------------------------------------------------------------------
         27                       Financial Data Schedule
------------------------------------------------------------------------------------
         28                       not applicable
------------------------------------------------------------------------------------
         29                       not applicable
------------------------------------------------------------------------------------

         * Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-20255.

         ** Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-20255.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHEAST ACQUISITIONS II, L.P.
                                    a Delaware limited partnership

                                    By:  SOUTHERN MANAGEMENT GROUP, LLC
                                         General Partner

                                    By:  /s/ Richard W. Sorenson
                                         -------------------------------------
                                         RICHARD W. SORENSON
                                         President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                       Title                            Date
---------                                       -----                            ----
/s/ Richard W. Sorenson               President, Chief Executive                 April 15, 1998
----------------------------          Officer and Chief Financial Officer
                                      of Southern Management Group, LLC

                         REPORT OF INDEPENDENT AUDITORS


Partners
Southeast Acquisitions II, L.P.
Nashville, Tennessee


We have audited the accompanying balance sheet of Southeast Acquisitions II, L.P. (a Delaware limited partnership) as of December 31, 1997, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions II, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                           /s/ Williams Benator & Libby, LLP

Atlanta, Georgia
January 15, 1998

BALANCE SHEET

SOUTHEAST ACQUISITIONS II, L.P.

December 31, 1997


ASSETS

Land held for sale--Note D                          $2,287,806
Cash and cash equivalents                              344,476
                                                    ----------

                                                    $2,632,282
                                                    ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses--Note B       $   52,410
Escrow payable                                          99,000
Payable to affiliate--Note B                            13,954

Partners' equity--Note C:
    General partner                                      9,921
    Limited partners (9,650 units outstanding)       2,456,997
                                                    ----------
                                                     2,466,918
                                                    ----------

                                                    $2,632,282
                                                    ==========


See notes to financial statements.

STATEMENT OF INCOME

SOUTHEAST ACQUISITIONS II, L.P.

Year Ended December 31, 1997


Revenues:
    Gain on sale of land                               $1,332,313
    Interest and other income                              16,875
                                                       ----------
                                                        1,349,188
Expenses:
    Professional and other fees related to change
      in general partner and amendment of
      partnership agreement                                49,149
    General and administrative                             22,086
    Management fee--Note B                                  2,915
    Real estate taxes                                      43,110
    Insurance                                                 381
                                                       ----------
                                                          117,641
                                                       ----------
Net income:
    General partners                                       12,315
    Limited partners                                    1,219,232
                                                       ----------

                                                       $1,231,547
                                                       ==========

Net income per limited partnership unit                $   127.62
                                                       ==========


See notes to financial statements.

STATEMENT OF PARTNERS' EQUITY (DEFICIT)

SOUTHEAST ACQUISITIONS II, L.P.

Year Ended December 31, 1997

                                   General          Limited
                                   Partners         Partners           Total
                                   --------       -----------       -----------
Balance at January 1, 1997         $ (2,394)      $ 2,685,263       $ 2,682,869

Distributions                           -0-        (1,447,498)       (1,447,498)

Net income for the year ended
    December 31, 1997                12,315         1,219,232         1,231,547
                                   --------       -----------       -----------

Balance at December 31, 1997       $  9,921       $ 2,456,997       $ 2,466,918
                                   ========       ===========       ===========



See notes to financial statements.

STATEMENT OF CASH FLOWS

SOUTHEAST ACQUISITIONS II, L.P.

Year Ended December 31, 1997


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $ 1,231,547
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Gain on sale of land                                     (1,332,313)
         Net proceeds from sales of land                           1,624,987
         Increase in accounts payable
           and accrued expenses                                       41,507
         Increase in escrow payable                                   99,000
         Increase in payable to affiliate                             13,954
                                                                 -----------
                                       NET CASH PROVIDED BY
                                       OPERATING ACTIVITIES        1,678,682

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to limited partners                             (1,447,498)
                                                                 -----------
                                       INCREASE IN CASH AND
                                          CASH EQUIVALENTS           231,184

Cash and cash equivalents at beginning of year                       113,292
                                                                 -----------

                                  CASH AND CASH EQUIVALENTS
                                             AT END OF YEAR      $   344,476
                                                                 ===========



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS II, L.P.

December 31, 1997


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions II, L.P. ("the Partnership") is a Delaware limited partnership that was formed to acquire and sell undeveloped land. The Partnership was formed during December 1987 and received equity contributions totaling $9,650,000 through the sale of 9,650 limited partnership units during 1988. The Partnership was originally scheduled to terminate on December 31, 1998. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2000.

During 1988, the Partnership purchased undeveloped land as follows: approximately 135 acres near Nashville, Tennessee, approximately 91 acres in Greenville, South Carolina, and approximately 353 acres near Atlanta, Georgia. This land was purchased from an affiliate of the previous general partner. The three tracts of land are being marketed for sale. At December 31, 1997, the remaining land consisted of approximately 98 acres of the Tennessee land, approximately 40 acres of the South Carolina land and approximately 180 acres of the Georgia land.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and the Partnership's execution of its obligations under the contract.

Land Held for Sale: Land is carried at the lower of cost or fair value less estimated cost to sell. The Partnership's land is carried net of the remaining portion of an original write-down of $3,467,829 that was recognized during 1991.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. The write-down of the land's carrying value that has been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 1997, the remaining portion of the 1991 write-down that had not been recognized for income tax purposes totaled $2,521,015.

SOUTHEAST ACQUISITIONS II, L.P.


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--Continued

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 1997, cash on deposit included approximately $350,000 in excess of federally insured limits.


NOTE B--RELATED PARTY TRANSACTIONS

During the year ended December 31, 1997, the Partnership paid a management fee of $2,915 to its new general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. No management fees were paid to the previous general partner since Aggregate management fees that had been authorized by the original partnership agreement had been satisfied during a prior year.

The amended partnership agreement provides for annual management fees of $19,000 to be paid to the new general partner through the year ended December 31, 2000.

As of December 31, 1997, the Partnership owed $5,536 to companies related to the new general partner for legal fees incurred for the change in general partner and approval of the amendments to the partnership agreement. At December 31, 1997, the Partnership also owed $13,954 to Southeast Acquisitions III, L.P., a partnership with the same general partner.

During the year ended December 31, 1997, a sales commission of $130,060 was paid to a company that owns 49% of the new general partner related to a sale of land.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. Such reimbursements to the previous general partner totaled $43,440 during the year ended December 31, 1997. No reimbursements were made to the new general partner during the year ended December 31, 1997.

SOUTHEAST ACQUISITIONS II, L.P.


NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be made 100% to the limited partners until the limited partners have received (i) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contribution, as defined ($2,085,202 at December 31, 1997) plus (ii) a return of their capital contributions ($9,650,000 at December 31, 1997); thereafter, distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

(b) Profits and losses are to be allocated as provided in the partnership agreement. Generally, profits will be allocated to the partners to reflect cash distributions or to offset negative balances in the partners' capital accounts, but at least 1% of profits will be allocated to the general partner. Losses will generally be allocated 99% to the limited partners, in proportion to their units, and 1% to the general partner, or to reduce any positive account balances in the partners' capital accounts.

Upon Partnership dissolution and termination, the general partner is required to contribute to the capital of the Partnership the lesser of any negative amount of its capital account as defined, or 1.01% of the capital contributions made by the limited partners. Any amount so contributed shall be distributed to the limited partners in proportion to their positive capital account balances.

During the year ended December 31, 1997, the Partnership paid distributions against the limited partners' cumulative annual return in accordance with the partnership agreement of $1,447,498, or $150 per unit.

Cumulative distributions applied against the limited partners' cumulative annual return through December 31, 1997 totaled $7,083,098, or $734 per unit.

Total compensation paid to all persons, including the new general partner, upon the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price. Any such commission or disposition fee paid to the general partner would reduce any distribution which it would otherwise be entitled to pursuant to the partnership agreement. The general partner or an affiliate may be given an exclusive right to sell property for the Partnership.

SOUTHEAST ACQUISITIONS II, L.P.


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 1997, land consisted of the following:

                                                                       Gross Amount
                                                                    at Which Carried at
                Description                      Initial Cost        December 31, 1997          Date Acquired
------------------------------------------       ------------       ------------------          -------------
180 acres of unimproved land in
    Henry County, Georgia                         $  379,794            $  379,794                July 1988

40 acres of unimproved land in
    Greenville, South Carolina                     1,107,829             1,107,829                June 1988

98 acres of unimproved land
    in Rutherford County, Tennessee                3,321,198               800,183                June 1988
                                                  ----------            ----------

                                                  $4,808,821            $2,287,806
                                                  ==========            ==========

There were no liens on the land as of December 31, 1997. At December 31, 1997, the aggregate carrying value of the land for income tax purposes was $4,808,821. The difference between the carrying value for financial statement purposes and income tax purposes resulted from a write-down of the Tennessee property's carrying value that was recorded for financial statement purposes during 1991 as more fully described in Note A.

SOUTHEAST ACQUISITIONS II, L.P.


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY--Continued

Land activity for the years ended December 31, 1995, 1996 and 1997 consisted of the following:

Balance at January 1, 1995                                   $ 3,165,192
Additions                                                            -0-
Deductions--cost of land sold                                   (201,272)
                                                             -----------

                               Balance at December 31, 1995    2,963,920
Additions                                                            -0-
Deductions--cost of land sold                                   (383,440)
                                                             -----------

                               Balance at December 31, 1996    2,580,480
Additions                                                            -0-
Deductions--cost of land sold                                   (292,674)
                                                             -----------

                               Balance at December 31, 1997  $ 2,287,806
                                                             ===========

                         Southeast Acquisitions II, L.P.

                              Financial Statements

                     Years ended December 31, 1996 and 1995




                                    CONTENTS

Report of Independent Auditors...........................................F-12

Audited Financial Statements

Balance Sheets...........................................................F-13
Statements of Operations.................................................F-14
Statements of Partners' Equity (Deficit).................................F-15
Statements of Cash Flows ................................................F-16
Notes to Financial Statements............................................F-17

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

                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 7, 1997

                         Southeast Acquisitions II, L.P.

                                 Balance Sheets




                                                                              DECEMBER 31
                                                                      1996                  1995
                                                              --------------------------------------------

ASSETS
Land, net                                                        $    2,580,480        $    2,963,920
Cash and cash equivalents                                               113,292                86,137
                                                              --------------------------------------------
                                                                 $    2,693,772        $    3,050,057
                                                              ============================================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Accrued expenses                                                 $       10,903        $       16,877
Due to affiliate                                                              -                 4,688

Partners' equity (deficit):
    General                                                              (2,394)              (11,869)
    Limited (9,650 units authorized, issued and outstanding)
                                                                      2,685,263             3,040,361
                                                              --------------------------------------------
                                                                 $    2,693,772        $    3,050,057
                                                              ============================================

See accompanying notes.

                         Southeast Acquisitions II, L.P.

                            Statements of Operations




                                                             YEAR ENDED DECEMBER 31
                                                1996                   1995                   1994
                                        -----------------------------------------------------------------
Revenue:
    Interest and other income               $     12,410          $     14,900           $      9,022
    Net gain on sales of land                    995,155               910,201                 99,765
                                        -----------------------------------------------------------------
                                               1,007,565               925,101                108,787

Expenses:
    General and administrative                    31,249                21,847                 29,603
    Management fee                                 9,374                18,753                 18,753
    Real estate taxes                             19,116                18,964                 22,528
    Insurance                                        349                   528                  6,717
                                        -----------------------------------------------------------------
                                                  60,088                60,092                 77,601
                                        -----------------------------------------------------------------
Net Income:
    Allocated to General Partner                   9,475                 8,650                    312
    Allocated to Limited Partners
                                                 938,002               856,359                 30,874
                                        -----------------------------------------------------------------
                                            $    947,477          $    865,009           $     31,186
                                        =================================================================

Net income per limited
    partnership unit                        $      98.18          $      89.64           $       3.23
                                        =================================================================


See accompanying notes.

                         Southeast Acquisitions II, L.P.

                    Statements of Partners' Equity (Deficit)




                                              GENERAL             LIMITED
                                              PARTNER            PARTNERS              TOTAL
                                        ------------------------------------------------------------

Balance, January 1, 1994                  $      (20,831)     $    3,600,628      $    3,579,797
    Net income                                       312              30,874              31,186
                                        -----------------------------------------------------------
Balance, December 31, 1994                       (20,519)          3,631,502           3,610,983
    Capital distribution                               -          (1,447,500)         (1,447,500)
    Net income                                     8,650             856,359             865,009
                                        -----------------------------------------------------------
Balance, December 31, 1995                       (11,869)          3,040,361           3,028,492
    Capital distributions                              -          (1,293,100)         (1,293,100)
    Net income                                     9,475             938,002             947,477
                                        -----------------------------------------------------------
Balance, December 31, 1996                $       (2,394)     $    2,685,263      $    2,682,869
                                        ===========================================================


See accompanying notes.

                         Southeast Acquisitions II, L.P.

                            Statements of Cash Flows



                                                                         YEAR ENDED DECEMBER 31
                                                                1996              1995             1994
                                                          -----------------------------------------------------

OPERATING ACTIVITIES
Net income                                                  $      947,477   $      865,009     $      31,186
Adjustments to reconcile net income to
    net cash provided by operating activities:
       Gain on sales of land                                      (995,155)        (910,201)          (99,765)
       Proceeds from sales of land parcels                       1,378,595        1,111,473           302,902
       Changes in operating assets and
          liabilities:
              Accrued expenses                                      (5,974)             338           (17,452)
              Due to affiliate                                      (4,688)               -                 -
                                                          -----------------------------------------------------
Net cash provided by operating activities                        1,320,255        1,066,619           216,871

FINANCING ACTIVITIES
Distribution to limited partners                                (1,293,100)      (1,447,500)                -
                                                          -----------------------------------------------------
Net cash used in financing activities                           (1,293,100)      (1,447,500)                -
                                                          -----------------------------------------------------
Net increase (decrease) in cash
    and cash equivalents                                            27,155         (380,881)          216,871

Cash and cash equivalents, beginning of year                        86,137          467,018           250,147
                                                          -----------------------------------------------------
Cash and cash equivalents, end of year                      $      113,292   $       86,137     $     467,018
                                                          =====================================================



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

During 1995, the Partnership made distributions to the limited partners in the amount of $150 per unit, or $1,447,500. The distributions represented a payment of earnings in the amount of $88.74 per unit, or $856,000 and a return of basis in the amount of $61.26 per unit, or $591,000.

During 1996, the Partnership made distributions to the limited partners in the amount of $134 per unit, or $1,293,100. The distributions represented a payment of earnings in the amount of $97.20 per unit, or $938,000 and a return of basis in the amount of $36.80 per unit, or $355,000.

                         Southeast Acquisitions II, L.P.

4. PARTNERS' EQUITY (CONTINUED)

Cumulative distributions through December 31, 1996, in the amount of $584 per unit, or $5,635,600 represented a payment of earnings in the amount of $218 per unit, or $2,104,000 and a return of basis in the amount of $366 per unit, or $3,531,600.

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