Form 10-Q
period 1998-03-31
SOUTHEAST ACQUISITIONS II LP
filed 1998-05-20
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                  ENDED MARCH 31, 1998.

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
----- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1998 TO MARCH 31, 1998.



Commission File number:  0-17680 (formerly 33-20255)
                         ---------------------------


                         SOUTHEAST ACQUISITIONS II, L.P.
                         -------------------------------
                           (Exact name of registrant)


Delaware                                    23-2498841
--------                                    ----------

(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

301 South Perimeter Park Drive
Nashville, Tennessee  37211
(Address of Principal Executive Offices)

Issuer's Telephone Number:  615-834-0872
                            ------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at March 31, 1998 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the partnership's objectives will be realized.

         Results of Operations for First Quarter of 1998 Compared with First Quarter of 1997

         The Partnership activities for the first quarter of 1998 and the first quarter of 1997 were focused on the sale of Partnership property. During the first quarter of 1998 the Partnership entered into contracts for the sale of 1.9 acres in Simpsonville, South Carolina for a gross price of $315,000, 2.07 acres in Simpsonville, South Carolina for a gross price of $355,000, 15.87 acres in Simpsonville, South Carolina for a gross price of $1,507,650 and 40 acres in Henry County, Georgia for a gross price of $190,000. These contracts are all subject to various conditions and contingencies and are scheduled to close in the second and third quarters of 1998. No property was sold in the first quarter of 1997. Income during the first quarter of 1998 consisted of interst income of $3,655 as compared with $978 in the first quarter of 1997. The increase in interest income was primarily due to investments of remaining cash balances from 1997 sales.

         Expenses in the first quarter of 1998 included general and administrative expenses of $15,822 versus $7,860 in the first quarter of 1997. The increase was primarily due to increased legal and accounting charges. In addition, the Partnership had $4,750 of management fees in the first quarter of 1998 as compared with no such fees in the first quarter of 1997, due to the presence of a new general partner admitted to the Partnership in the third quarter of 1997. Real estate taxes in the first quarter of 1998 were $10,693 compared with $4,488 in the first quarter of 1997. This increase was due primarily to a correction to the quarterly accrual for real estate taxes. Insurance in the first quarter of 1998 was $211 compared with $81 in the first quarter of 1997.

         Inflation did not have any material impact on operations during the first quarter of 1998 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $169,995 at March 31, 1998, which will be used to cover the following estimated annual costs: Accounting $14,000, legal $10,000, insurance $1,000, property taxes $41,000, management fee $19,000, and other administrative costs $3,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Properties cannot sold within three years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 1998.

Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment of any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there has been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the first quarter of 1998.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers                     Description                         Page Number
---------------                     -----------                         -----------
27                                  Financial Data Schedule

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature                           Title                      Date
---------                           -----                      ----
/s/ Richard W. Sorenson             President,                      5/19     1998
-----------------------------       Southern Management        --------------
Richard W. Sorenson                 Group, LLC

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)



                                             FOR THE THREE MONTHS
                                                ENDED MARCH 31
                                       -------------------------------
                                          1998                 1997
                                       ----------           ----------
REVENUES:
  GAIN ON SALE OF LAND                 $       --           $       --
  INTEREST INCOME                           3,655                  978
  OTHER INCOME                                 --                  100
                                       ----------           ----------
                                            3,655                1,078
                                       ----------           ----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE               15,822                7,860
  MANAGEMENT FEE                            4,750                   --
  REAL ESTATE TAXES                        10,693                4,488
  INSURANCE                                   211                   87
                                       ----------           ----------
                                           31,476               12,435
                                       ----------           ----------

NET INCOME (LOSS)                         (27,821)             (11,357)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                   2,466,918            2,682,869

CAPITAL DISTRIBUTION                           --                   --
                                       ----------           ----------

PARTNERS' EQUITY,
  END OF PERIOD                        $2,439,097           $2,671,512
                                       ==========           ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         9,650                9,650
                                       ==========           ==========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                             $    (2.85)          $    (1.17)
                                       ==========           ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31
                                                                            ----------------------------
                                                                               1998               1997
                                                                            ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                                $      --           $     --
  INTEREST INCOME RECEIVED                                                      3,655                987
  OTHER INCOME RECEIVED                                                            --                100
  CASH PAID FOR OPERATING EXPENSES                                           (178,136)           (17,108)
                                                                            ---------           --------
                 NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES                                      (174,481)           (16,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                                 --
                                                                            ---------           --------
  DECREASE IN CASH                                                           (174,481)           (16,021)

CASH, BEGINNING OF PERIOD                                                     344,476            113,292
                                                                            ---------           --------
CASH, END OF PERIOD                                                         $ 169,995           $ 97,271
                                                                            =========           ========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                                         $ (27,821)          $(11,357)
  ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:

                 DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES            (33,073)            (4,489)
                 INCREASE IN PREPAID EXPENSES                                    (633)              (175)
                 DECREASE IN PAYABLE TO AFFILIATE                             (13,954)                --
                 INCREASE (DECREASE) IN OTHER LIABILITIES                     (99,000)                --
                 DECREASE IN ASSETS                                                --                 --
                                                                            ---------           --------
                 NET CASH PROVIDED BY (USED IN) OPERATING
                   ACTIVITIES                                               $(174,481)          $(16,021)
                                                                            =========           ========


SEE NTOES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS



                                                        MARCH 31,          DECEMBER 31,
                                                          1998                 1997
                                                       (UNAUDITED)
                                                       ----------          ----------
                          ASSETS

LAND HELD FOR SALE                                     $2,287,806          $2,287,806

CASH AND CASH EQUIVALENTS                                 169,995             344,476

PREPAID INSURANCE                                             633                  --
                                                       ----------          ----------
                                                       $2,458,434          $2,632,282
                                                       ==========          ==========


             LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  $   19,337          $   52,410

ESCROW PAYABLE                                                 --              99,000

PAYABLE TO AFFILIATE                                           --              13,954

PARTNERS' EQUITY:
  GENERAL PARTNER                                           9,643               9,921
  LIMITED PARTNERS (9,650 UNITS OUTSTANDING)            2,429,454           2,456,997
                                                       ----------          ----------
                                                        2,439,097           2,466,918
                                                       ----------          ----------
                                                       $2,458,434          $2,632,282
                                                       ==========          ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                   1998           1997
                                   ----           ----
         Management Fees          $4,750           --
         Accounting Fees              --           --
         Transfer Fees            $  325           --