Form 10-Q
period 1998-06-30
SOUTHEAST ACQUISITIONS II LP
filed 1998-08-11
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
  -----      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
             ENDED JUNE 30, 1998.

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
  ----- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 1998 TO JUNE 30, 1998.



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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at June 30, 1998 are attached hereto as Exhibit A.

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

         Results of Operations for Second Quarter of 1998 Compared with Second Quarter of 1997

         The Partnership activities for the second quarter of 1998 and the second quarter of 1997 were focused on the sale of Partnership property. During the second quarter of 1998 the Partnership closed two sales, both in Greenville (Simpsonville) South Carolina, which were .277 acres for $27.700 and 1.9 acres for $315,000. These two sales, after commissions and closing costs, netted the Partnership $309,088. During the second quarter of 1997 the Partnership sold two properties being one acre in Greenville, South Carolina for a net amount of $115,905 and 32.5 acres in Rutherford County, Tennessee for an amount that netted the Partnership $1,336,273.

         Expenses in the second quarter of 1998 included general and administrative expenses of $19,690 versus $5,642 in the second quarter of 1997. The increase was primarily due to increased legal and accounting charges. In addition, the Partnership had $4,750 of management fees in the second quarter of 1998 as compared with no such fees in the second quarter of 1997, due to the presence of a new general partner admitted to the Partnership in the third quarter of 1997. Real estate taxes in the second quarter of 1998 were $10,290 compared with $4,825 in the second quarter of 1997. This increase was due primarily to a correction to the quarterly accrual for real estate taxes. Insurance in the second quarter of 1998 was $211 compared with $88 in the second quarter of 1997.

         Inflation did not have any material impact on operations during the second quarter of 1998 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $461,298 at June 30, 1998 and expects to receive an additional $1,687,000, which will be used to make a distribution to the Partnership of $1,785,250 during the third fiscal quarter of 1998 and to cover the following estimated annual costs: Accounting $14,000, legal $10,000, insurance $1,000, property taxes $41,000, management fee $19,000, and other administrative costs $6,150. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Properties cannot be sold within three years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the second quarter of 1998.

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

         No matters were submitted to the Partners for a vote during the second quarter of 1998.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers        Description                                   Page Number
---------------        -----------                                   -----------
27                     Financial Data Schedule (for SEC use only)

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                             Title                         Date
---------                             -----                         ----

/s/ Richard W. Sorenson               Member,                    August 10, 1998
------------------------------        Southern Management       -----------
Richard W. Sorenson                   Group, LLC

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS


                                                          JUNE 30,        DECEMBER 31,
                                                           1998               1997
                      ASSETS                            (UNAUDITED)
                      ------                            -----------       ------------
LAND HELD FOR SALE                                      $ 2,227,929       $ 2,287,806

CASH AND CASH EQUIVALENTS                                   461,298           344,476

PREPAID INSURANCE                                               422                 -
                                                        -----------       -----------
                                                        $ 2,689,649       $ 2,632,282
                                                        ===========       ===========
        LIABILITIES AND PARTNERS' EQUITY
        --------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   $    31,643       $    52,410

ESCROW PAYABLE                                                    -            99,000

PAYABLE TO AFFILIATE                                              -            13,954

PARTNERS' EQUITY:
  GENERAL PARTNER                                            11,832             9,921
  LIMITED PARTNERS (9,650 UNITS OUTSTANDING)              2,646,174         2,456,997
                                                        -----------       -----------
                                                          2,658,006         2,466,918
                                                        -----------       -----------
                                                        $ 2,689,649       $ 2,632,282
                                                        ===========       ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                               FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                   ENDED JUNE 30                          ENDED JUNE 30
                                               --------------------                    ------------------
                                               1998              1997               1998                1997
                                               ----              ----               ----                ----
REVENUES:
  GAIN ON SALE OF LAND                      $   249,211        $ 1,336,274        $   249,211         $ 1,336,274
  INTEREST INCOME                                 4,639              6,143              8,294               7,121
  OTHER INCOME                                        -                100                  -                 200
                                            -----------        -----------        -----------         -----------
                                                253,850          1,342,517            257,505           1,343,595
                                            -----------        -----------        -----------         -----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                     19,690              5,642             35,512              13,502
  MANAGEMENT FEE                                  4,750                  -              9,500                   -
  REAL ESTATE TAXES                              10,290              4,825             20,983               9,313
  INSURANCE                                         211                 88                422                 175
                                            -----------        -----------        -----------         -----------
                                                 34,941             10,555             66,417              22,990
                                            -----------        -----------        -----------         -----------

NET INCOME (LOSS)                               218,909          1,331,962            191,088           1,320,605
PARTNERS' EQUITY,
  BEGINNING OF PERIOD                         2,439,097          2,671,512          2,466,918           2,682,869
                                            -----------        -----------        -----------         -----------

CAPITAL DISTRIBUTION                                  -         (1,447,498)                 -          (1,447,498)

PARTNERS' EQUITY,
  END OF PERIOD                             $ 2,658,006        $ 2,555,976        $ 2,658,006         $ 2,555,976
                                            ===========        ===========        ===========         ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               9,650              9,650              9,650               9,650
                                            ===========        ===========        ===========         ===========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                  $     22.46        $    136.65        $     19.60         $    135.48
                                            ===========        ===========        ===========         ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        FOR THE SIX MONTHS
                                                                                           ENDED JUNE 30
                                                                                    ----------------------------
                                                                                      1998              1997
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                                        $ 309,088        $ 1,629,454
  INTEREST INCOME RECEIVED                                                              8,294              7,121
  OTHER INCOME RECEIVED                                                                     -                200
  CASH PAID FOR OPERATING EXPENSES                                                   (200,560)           (21,155)
                                                                                    ---------        -----------
                 NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                               116,822          1,615,620

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                                          -         (1,447,498)
                                                                                    ---------        -----------
  INCREASE IN CASH                                                                    116,822            168,122

CASH, BEGINNING OF PERIOD                                                             344,476            113,292
                                                                                    ---------        -----------
CASH, END OF PERIOD                                                                 $ 461,298        $   281,414
                                                                                    =========        ===========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  NET INCOME                                                                        $ 191,088        $ 1,320,605
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

                 GAIN ON SALE OF LAND                                                (249,211)        (1,336,274)
                 NET PROCEEDS FROM SALE OF LAND                                       309,088          1,629,454
                 (DECREASE) INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES         (20,767)             1,922
                 INCREASE IN PREPAID EXPENSES                                            (422)               (87)
                 DECREASE IN PAYABLE TO AFFILIATE                                     (13,954)                 -
                 DECREASE IN OTHER LIABILITIES                                        (99,000)                 -
                                                                                    ---------        -----------
                 NET CASH PROVIDED BY OPERATING
                   ACTIVITIES                                                       $ 116,822        $ 1,615,620
                                                                                    =========        ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 1998
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                                1998                  1997
                                                ----                  ----
         Management Fees                       $9,500                  ---
         Accounting Fees                          ---                  ---
         Transfer Fees                         $  500                  ---