Form 10-Q
period 1998-09-30
SOUTHEAST ACQUISITIONS II LP
filed 1998-10-30
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 1998 TO SEPTEMBER 30, 1998.



Commission File number:  0-17680 (formerly 33-20255)
                         ---------------------------

                         SOUTHEAST ACQUISITIONS II, L.P.
--------------------------------------------------------------------------------
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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at September 30, 1998 are attached hereto as Exhibit A.

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

         Results of Operations for Third Quarter of 1998 Compared with Third Quarter of 1997

         The Partnership activities for the third quarter of 1998 and the third quarter of 1997 were focused on the sale of Partnership property. During the third quarter of 1998 the Partnership closed three sales: Greenville (Simpsonville), South Carolina 17.316 acres for $95,000 per acre; Henry County, Georgia 44.325 acres for $4,750 per acre; and Greenville (Simpsonville), South Carolina 2.049 acres for $171,498 per acre. These three sales, after commissions and closing costs, netted the Partnership $1,985,325. During the third quarter of 1997 no Partnership property was sold. Other receipts during the third quarter of 1998 consisted of interest income of $6,138 compared with $4,770 in the third quarter of 1997.

         Expenses in the third quarter of 1998 included general and administrative expenses of $5,917 versus $41,925 in the third quarter of 1997. The latter amount included $40,000 for legal and printing costs related to the proxy statement of September 22, 1997 which made revisions to the Partnership Agreement including the selection of a new General Partner. In addition, the Partnership had $4,750 of management fees in the second quarter of 1998 as compared with no such fees in the second quarter of 1997, due to the presence of a new general partner admitted to the Partnership in the third quarter of 1997. Real estate taxes in the third quarter of 1998 were $12,123 compared with $23,104 in the third quarter of 1997. This reduction was due primarily to owning less property at the end of the third quarter of 1998 than was owned at the end of the third quarter of 1997. Insurance in the third quarter of 1998 was $211 compared with $87 in the third quarter of 1997.

         Inflation did not have any material impact on operations during the third quarter of 1998 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $636,119 at September 30, 1998, after making a distribution to partners of $1,785,250 during the third quarter. The cash reserve is to cover the following estimated annual costs: Accounting $14,000, legal $10,000, insurance $1,000, property taxes $41,000, management fee $19,000, and other administrative costs $6,150. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three years. However, if additional expenses are incurred or if the Properties cannot be sold within three years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the third quarter of 1998.

Item 3 - Defaults Upon Senior Securities

         During the third quarter of 1998 there was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there has been no arrearages or delinquencies with respect to any such preferred stock.

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



Signature                             Title                       Date
---------                             -----                       ----


Richard W. Sorenson
------------------------------        Member,                 October 26, 1998
Richard W. Sorenson                   Southern Management     ----------
                                      Group, LLC

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS

                                                            SEPTEMBER 30,            December 31,
                                                                1998                     1997
                                                             ----------               ----------
                                                             (Unaudited)
                           ASSETS
Land held for sale                                           $1,602,084               $2,287,806

Cash and cash equivalents                                       636,119                  344,476

Accounts receivable                                              28,282                       --

Prepaid insurance                                                   211                       --
                                                             ----------               ----------
                                                             $2,266,696               $2,632,282
                                                             ==========               ==========

              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                        $   51,323               $   52,410

Escrow payable                                                       --                   99,000

Payable to affiliate                                                 --                   13,954

Partners' equity:

  General partner                                                25,258                    9,921

  Limited partners (9,650 units outstanding)                  2,190,115                2,456,997
                                                             ----------               ----------
                                                              2,215,373                2,466,918
                                                             ----------               ----------
                                                             $2,266,696               $2,632,282
                                                             ==========               ==========


See notes to financial statements.

                                    EXHIBIT A
                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                               ENDED SEPT 30                    ENDED SEPT 30
                                       ----------------------------      ----------------------------
                                          1998             1997             1998             1997
                                       -----------      -----------      -----------      -----------
REVENUES:
  Gain on sale of land                 $ 1,359,480      $        --      $ 1,608,691      $ 1,336,274
  Interest income                            6,138            4,770           14,432           11,891
  Other income                                  --              275               --              475
                                       -----------      -----------      -----------      -----------
                                         1,365,618            5,045        1,623,123        1,348,640
                                       -----------      -----------      -----------      -----------
EXPENSES:
  General and administrative                 5,917           41,925           41,429           55,427
  Management fee                             4,750               --           14,250               --
  Real estate taxes                         12,123           23,104           33,106           32,417
  Insurance                                    211               87              633              262
                                       -----------      -----------      -----------      -----------
                                            23,001           65,116           89,418           88,106
                                       -----------      -----------      -----------      -----------
NET INCOME (LOSS)                        1,342,617          (60,071)       1,533,705        1,260,534

Partners' equity,
  Beginning of period                    2,658,006        2,555,976        2,466,918        2,682,869
                                       -----------      -----------      -----------      -----------
Capital distribution                    (1,785,250)              --       (1,785,250)      (1,447,498)

Partners' equity,
  End of period                        $ 2,215,373      $ 2,495,905      $ 2,215,373      $ 2,495,905
                                       ===========      ===========      ===========      ===========
Weighted average number
  of limited partnership
  units outstanding                          9,650            9,650            9,650            9,650
                                       ===========      ===========      ===========      ===========
Income (loss) from operations
  per limited partnership
  interest                             $    137.74      $     (6.16)     $    157.34      $    129.32
                                       ===========      ===========      ===========      ===========



See notes to financial statements.

                                    EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       FOR THE NINE MONTHS
                                                                                          ENDED SEPT 30
                                                                                  ----------------------------
                                                                                      1998             1997
                                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                                      $ 2,294,413      $ 1,628,777
  Interest income received                                                             14,432           11,891
  Other income received                                                                    --              475
  Construction deposit                                                                     --           99,000
  Cash paid for operating expenses                                                   (231,952)         (20,478)
                                                                                  -----------      -----------
                 Net cash provided by
                   operating activities                                             2,076,893        1,719,665
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                                 (1,785,250)      (1,447,498)
                                                                                  -----------      -----------
  Increase in cash                                                                    291,643          272,167
Cash, beginning of period                                                             344,476          113,292
                                                                                  -----------      -----------
Cash, end of period                                                               $   636,119      $   385,459
                                                                                  ===========      ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                      $ 1,533,705      $ 1,260,534
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
                 Gain on sale of land                                              (1,608,691)      (1,336,274)
                 Net proceeds from sale of land                                     2,294,413        1,629,454
                 (Decrease) increase in accounts payable and accrued expenses          (1,087)          66,951
                 Increase in prepaid expenses                                            (211)              --
                 Increase in accounts receivable                                      (28,282)
                 Decrease in payable to affiliate                                     (13,954)              --
                 (Decrease) increase in other liabilities                             (99,000)          99,000
                                                                                  -----------      -----------
                 Net cash provided by operating
                   activities                                                     $ 2,076,893      $ 1,719,665
                                                                                  ===========      ===========



See notes to financial statements.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                         1998                1997
                                       -------               ----

         Management Fees               $14,250                 --
         Accounting Fees                    --                 --
         Transfer Fees                 $ 1,125                 --