Form 10-K405
period 1998-12-31
SOUTHEAST ACQUISITIONS II LP
filed 1999-03-30
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-K


  X        ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE
------     ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

           TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
------     EXCHANGE ACT OF 1934.

               COMMISSION FILE NUMBER: 0-17680 (FORMERLY 33-20255)

--------------------------------------------------------------------------------

                        SOUTHEAST ACQUISITIONS II, L.P.

--------------------------------------------------------------------------------

                         (Name of issuer in its charter)
       Delaware                                                       23-2498841
(State of incorporation)       (IRS Employer Identification organization Number)


                         301 South Perimeter Park Drive
                           Nashville, Tennessee 37211
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

           Issuer's telephone no., including area code: (615) 833-8716
--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12 (b) of the Act.

                           Name of each exchange: None
             Title of each class on which registered: Not Applicable

          Securities registered pursuant to Section 12 (g) of the Act:
                    Limited Partnership Units $1,000 Per Unit
     -----------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past (90) days. Yes  X   No
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

                                TABLE OF CONTENTS

PART I

ITEM I.        BUSINESS...........................................................1
               Background ........................................................1
               Material Recent Developments.......................................2
               Employees..........................................................2
               Competition........................................................2
               Trademarks and Patents.............................................2

ITEM 2.        PROPERTIES.........................................................2

ITEM 3.        LEGAL PROCEEDINGS..................................................4

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................4


PART II.

ITEM 5.        MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
               INTEREST AND RELATED SECURITY HOLDER MATTERS.......................4

ITEM 6.        SELECTED FINANCIAL DATA............................................5

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS..........................................5
               Background.........................................................5
               Results of Operations..............................................5
               1998 Compared to 1997..............................................6
               1997 Compared to 1996..............................................6
               Liquidity and Capital Resources....................................6
               Year 2000 Compliance...............................................7

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................7

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE...........................................7


PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.................7

ITEM 11.      EXECUTIVE COMPENSATION..............................................8

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..........................................................9
              Security Ownership of Management....................................9
              Changes in Control..................................................9

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................9


PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K...........................................................10
                        (a)  Index to Financial Statements.......................10
                        (b)  Reports on Form 8-K.................................10
                        (c)  Exhibits (numbered in accordance with item 601 of
                             Regulation S-K).....................................10

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

         The Partnership purchased the following three parcels of unimproved land in 1988; 353 acres in Henry County, Georgia; 91 acres in Greenville, South Carolina; and 135 acres in Rutherford County, Tennessee. The Partnership's primary business objective is to realize appreciation in the value of the three parcels of unimproved land (each a "Property", collectively the "Properties"), by holding the Properties for investment and eventual sale, although there is no assurance that this will be attained.

         Since acquisition, the Partnership has sold approximately 61% of its Georgia Property, approximately 79% of its South Carolina Property, and approximately 27% of its Tennessee Property. All remaining land is currently being marketed.

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

         The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least two more years assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

         The General Partner has no plans to develop the Properties, except for activities including rezoning, land planning, market surveys and other activities necessary to prepare the Properties for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Properties to facilitate their sale.

         At a special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to (i) extend the term of the Partnership from its original expiration date of December 31, 1998 to December 31, 2000; (ii) substitute Southern Management Group, LLC for Southeast Acquisitions, Inc. as the general partner of the Partnership; (iii) authorize new commissions and new management fees for the new General Partner; (iv) give the new General Partner the exclusive right to sell Partnership Property; and (v) modify the Partnership Agreement to require that a majority in interest of the limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997 unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the acquisition cost of the assets sold.

         Material Recent Developments

         During 1998, there were five different land sales and one sale of an utility easement. The utility easement consisted of 2.9 acres of the Rutherford County Property in Tennessee and was sold to the Tennessee Valley Authority for $101,500. Four of the five land sales took place in Greenville, South Carolina. These sales included 1.9 acres sold for approximately $166,885 per acre, .277 acres sold for $100,000 per acre, 2.049 acres sold for approximately $166,911 per acre and 17.316 acres for $95,000 per acre. The fifth land sale took place in Henry County, Georgia and consisted of 44.325 acres sold for approximately $4,725 per acre.

         Employees

         The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

         Competition

         The General Partner believes that there is significant direct competition within a five-mile radius of the Properties. The properties are located in three distinct areas of the Southeastern United States.

         Trademarks and Patents

         The Partnership has no trademarks or patents.

ITEM 2.  PROPERTIES

         The Partnership owns three tracts of undeveloped land consisting of approximately 136 acres in Henry County, Georgia, 19 acres in Greenville, South Carolina, and 98 acres in Rutherford County, Tennessee.

         Henry County, Georgia Property:

         The Henry County, Georgia Property, after the sale of approximately 13 acres during 1988 and 1989, 15 acres in 1992, 47 acres in 1993, 73 acres in 1994, 25 acres in 1995 and 44 acres during 1998, consists of approximately 136 acres of undeveloped land, zoned RA/Residential-Agricultural District (which does not permit construction of multi-family structures), fronting King Mill Road, Iris Lake Road and Whitaker Road and is located 1.5 miles east of Interstate 75 in Henry County, Georgia, southeast of the center of Metropolitan Atlanta. As a result of sales of portions of the Property in prior years, the Property now consists of two non-contiguous parcels.

         The General Partner has been advised that Rabbit Run Road, running along the side of one of the parcels, has been selected for paving and improvement by the local municipality. This work is scheduled to be done in the Spring of 1999. Paving of the road will permit the site to be platted and approved as a subdivision.

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

         The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the Property. Moreover, appraisals are only an approximation of current market value, which can only be established by an actual sale.

         On August 18, 1998, the Partnership closed the sale of 44.325 acres of Henry County Property for approximately $209,000 less commissions and expenses.

         Greenville, South Carolina Property:

         The Greenville, South Carolina Property currently consists of approximately 19 acres of unzoned and generally flat land located approximately 1,200 feet southwest of the I-385 and Fairview Road interchange in Simpsonville, South Carolina, eight miles southeast of the Greenville city limits and just outside the town of Simpsonville in Greenville County.

         During 1997, the Partnership sold approximately 1 acre of the Greenville Property for $160,000 per acre.

         On April 7, 1998, the Partnership closed the sale of 1.9 acres of the Greenville Property for approximately $317,000 less commissions and expenses.

         On May 11, 1998, the Partnership closed the sale of .277 acres of the Greenville Property for approximately $27,700 less commissions and expenses.

         On July 30, 1998, the Partnership closed the sale of 2.049 acres of the Greenville Property for approximately $342,000 less commissions and expenses.

         On August 5, 1998, the Partnership closed the sale of 17.316 acres of the Greenville Property for approximately $1,645,000 less commissions and expenses.

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

         The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value, which can only be established by an actual sale.

         Rutherford County, Tennessee Property:

         The Rutherford County, Tennessee Property is located approximately 18 miles southeast of the Nashville Central business district and 10 miles southeast of the Nashville Metropolitan Airport. Following a sale of four acres in 1995 and 32.514 acres in 1997, the Property consists of approximately 49 acres in the northeast quadrant of the I-24/Sam Ridley interchange and 49 acres located at the northeast quadrant of the same interchange, with frontage on the access road. The four acres sold in 1995 were part of the Property located at the northwest corner of the I-24 interchange. This land was located along Sam Ridley and was the portion of the Property located furthest from the interchange itself and was sold for a price of $50,000 per acre. The 32.514-acre sale in 1997 was also at $50,000 per acre. During 1998 there were no sales of Rutherford County, Tennessee Property but the Partnership sold an easement for $101,500 less commissions.

         In an effort to make future development of the Property easier, all of the Property has now been zoned for commercial use and is located entirely within the Smyrna City Limits rather than part in the City of Smyrna and part in the City of LaVergne. There is a small cemetery located in the northwest quadrant of I-24, which the former general partner was aware of at the time of purchase, and which the General Partner does not believe will have an adverse effect on the Partnership's ability to sell the land. The I-24/Sam Ridley Parkway interchange is one exit south of Interchange City Industrial Park, the largest industrial park in the Nashville area, and is currently the last I-24 interchange south of the city to which sewer lines are available. At December 31, 1997, I-24 was being widened to three lanes in each direction from Bell Road in Nashville to the Sam Ridley interchange. This widening was completed in 1998.

         The former general partner had the Rutherford County Property appraised in 1996 by Martin Appraisal Services. The appraiser had no affiliation with the former general partner, although the president of Martin Appraisal Services served as a vice president of an affiliate of the current General Partner from April 1984 to August 1987. The Property was appraised in two tracts; one consisting of 84.5 acres for $2,250,000 or approximately $26,627 per acre and the second consisting of 45.05 acres for $2,000,000 or approximately $44,395 per acre. The appraisal used the sales comparison (market) approach to value the Property in bulk. The appraiser also estimated the value of the Property if developed and sold as lots to end-users. The appraiser was able to use several sales of land that occurred in the past few years along Sam Ridley Parkway in the sales comparison approach. In the development analysis, the appraiser evaluated the sale of tracts of land over a three-year period and estimated the costs of necessary utility improvements. Due to the short period of time estimated as an absorption period, the appraiser did not discount the cash flow for the absorption period.

         The appraised value does not reflect costs, expenses and commissions, which would be incurred in connection with a sale of the property. Moreover, appraisals are only an approximation of current market value, which can only be established by an actual sale.


ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not directly a party to, nor is the Partnership's Property directly the subject of, any material legal proceedings.


ITEM 4.  SUBMISSION OF ITEMS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders in 1998.


                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

         There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on June 8, 1988 of 9,650 units of limited partnership interests. The offering of $9,650,000 was fully subscribed and terminated on June 24, 1988. As of December 31, 1998, there were 475 limited partners in the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------
                  For the Year      For the Year    For the Year      For the Year     For the Year
                     Ended             Ended            Ended             Ended           Ended
                  December 31,      December 31,     December 31,      December 31,     December 31,
                     1998              1997              1996              1995            1994
------------------------------------------------------------------------------------------------------
Operating
Revenues          $1,719,053        $1,349,188       $1,007,565        $  925,101       $  108,787
------------------------------------------------------------------------------------------------------
Net Income        $1,620,142        $1,231,547       $  947,477        $  865,009       $   31,186
------------------------------------------------------------------------------------------------------
Net Income per
Unit of Limited
Partnership
Interest          $   167.89        $   127.62       $    98.18        $    89.64       $     3.23
------------------------------------------------------------------------------------------------------
Total Assets      $2,349,250        $2,632,282       $2,693,772        $3,050,057       $3,632,210
------------------------------------------------------------------------------------------------------
Long Term
Obligations       NONE              NONE             NONE              NONE             NONE
------------------------------------------------------------------------------------------------------
Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest          $   186.00        $   150.00       $   134.00        $   150.00       NONE
------------------------------------------------------------------------------------------------------

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

         In 1988 the Partnership purchased 579 acres of unimproved land at three locations. The status of these Properties at December 31, 1998 is as follows:

------------------------------------------------------------------------------------------------------------
                                                     Property Sold Prior to          Remaining Property Held
Place                      Property Purchased        December 31, 1998               for Sale
------------------------------------------------------------------------------------------------------------
Henry County,              353 Acres                 217 Acres                       136 Acres
Georgia
------------------------------------------------------------------------------------------------------------
Greenville,                91 Acres                  72 Acres                        19 Acres
South Carolina
------------------------------------------------------------------------------------------------------------
Rutherford County,         135 Acres                 37 Acres                        98 Acres
Tennessee
------------------------------------------------------------------------------------------------------------

         1998 Compared to 1997

         During 1998 the Partnership sold 44.325 acres of the Henry County Property, 21.542 acres of the Greenville Property, and granted an easement on the Rutherford County Property. These transactions provided a gain of $1,700,041 compared with gains from sales of Property during 1997 of $1,332,213. Other revenues in 1998 consisted of $19,012 in interest income compared with interest income of $16,875 in 1997. During 1998, a distribution of $186 per Unit was made to the Limited Partners.

         Expenses during 1998 were $98,911, consisting of general and administrative expenses of $40,310, management fees of $19,000, real estate taxes of $38,757 and insurance of $844. The general and administrative expenses included $30,187 in accounting and legal fees, which represents a $13,830 increase over 1997. This increase was primarily due to fees related to the change in the general partner, as well as additional assistance that was required in preparing the income tax return and preparing Securities and Exchange Commission reports. The general and administrative fees also included consulting fees of $2,587 related to customizing the General Partner's computer software for maintaining Limited Partner records. The increase in management fees between 1997 and 1998 represent new management fees for the new General Partner which were included as part of an amendment to the Limited Partnership Agreement. In 1998 there was a $4,353 decrease in real estate tax due to the sale of land. In 1997, expenses totaled $117,641, consisting of general and administrative expenses of $22,086, management fees of $2,915, real estate taxes of $43,110, insurance of $381, and professional fee expenses of $49,149. The professional fees were related to the change in general partner as an amendment of the Partnership Agreement in conjunction with a special meeting of the Limited Partners in November, 1997.

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

         Expenses during 1997 included $49,149 of professional and other fees related to the change in general partner and an amendment of the Partnership Agreement in connection with a special meeting of the Limited Partners in November, 1997. There were no such fees in 1996. In addition, expenses in 1997 included $2,915 in management fees to the General Partner as compared with $9,374 in management fees to the former general partner in 1996. The management fees paid to the former general partner provided for a limit on cumulative management fees over the life of the partnership and this limit was reached in 1996. The amended Partnership Agreement approved at the November 5, 1997 special meeting of Limited Partners provides for an annual management fee of $19,000 to the current General Partner.

         General and administrative expenses decreased from $31,249 in 1996 to $22,086 in 1997, primarily due to costs of appraisals in 1996, which were not recurring expenditures. Real estate taxes increased from $19,116 in 1996 to $43,110 in 1997 due to a reappraisal of commercial property in Greenville, South Carolina. Insurance expense in 1997 was approximately the same as in 1996.

         Inflation did not have a material impact on operations during 1998, 1997 and 1996.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $632,129 at December 31, 1998.
The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses for an additional two years. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         Year 2000 Compliance

         The Partnership's operations are not dependent in any meaningful way on computer hardware or software. The General Partner has determined that the Partnership's accounting systems and Limited Partner registration records will not be negatively affected by the so-called "Year 2000 Problem". The "Year 2000 Problem" generally refers to the inability of computer software or hardware to recognize years in more than two digits. As a result, the year 2000 would appear as "00" and may be viewed by the computer as the year 1900. This could cause severe negative consequences in some computer software and hardware.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the years ended December 31, 1998 and 1997 together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, and the financial statements for the years ended December 31, 1996 and 1995, together with the report of the partnership's former independent auditors, Ernst & Young LLP, are included in this form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


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

         The General Partner is a Tennessee limited liability company whose members are Richard W. Sorenson, who owns a 50% interest in the General Partner and has a 51% voting right and Southeast Venture LLC, a Tennessee limited liability company which owns 50% and has a 49% voting right.

         Mr. Sorenson, age 73, has over 37 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

         The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

         Paul J. Plummer, age 49. Mr. Plummer serves as director of project management services for SVLLC. Mr. Plummer is responsible for management, team structuring, cost control and scheduling of large scale projects for SVLLC including office buildings, medical centers, commercial office buildings, commercial land ventures and build-to-suit projects. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

         Wood S. Caldwell, age 45. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SVC in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

         Axson E. West, age 44. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SVC in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is director of the Nashville Board of Realtors and president elect of the board's commercial investment division. He received his Bachelor of Arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

         Cameron W. Sorenson, age 37. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large-scale land development ventures for SVLLC. Prior to joining SVC in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his Bachelor of Science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

         Randy W. Parham, age 44. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined Metrocenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice-President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of Metro Center Properties and formed Metro Center Management, Inc. where he served as President through 1997.


ITEM 11. EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 1998 and 1997, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the General Partner management fees of $19,000 and $2,915 in the fiscal years ended December 31, 1998 and 1997, respectively. See Item 13 of this report, "Certain Relationships and Related Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1998 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known to the Partnership to beneficially own more than 5% of the Units of the Partnership.

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

         The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). During 1998, 1997 and 1996, the General Partner received no cash distributions.

         At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property. Any such real estate commission or disposition fee paid to the General Partner will reduce any distribution to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 1998, the Partnership paid real estate sales commissions of $66,692 to the General Partner. No real estate sales commissions were paid to the General Partner in 1997. In addition, the Partnership paid real estate sales commissions of $10,150 and $130,060 to affiliates of the General Partner during 1998 and 1997, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Index to Financial Statements                                    Page
         Report of Independent Auditors for 1998 and 1997                  F-1
         Balance Sheets                                                    F-2
         Statements of Income                                              F-3
         Statements of Partners' Equity                                    F-4
         Statements of Cash Flows                                          F-5
         Notes to Financial Statements                                     F-6
         Report of Independent Auditors for 1996 and 1995                  F-11
         Balance Sheets                                                    F-12
         Statements of Operations                                          F-13
         Statements of Partners' Equity (Deficit)                          F-14
         Statements of Cash Flows                                          F-15
         Notes to Financial Statements                                     F-16

         Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1998.


(c)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)



----------------------------------------------------------------------------------------
Exhibit Numbers                      Description                            Page Numbers
----------------------------------------------------------------------------------------
3.1 (a)                 Certificate of Limited Partnership                  *
----------------------------------------------------------------------------------------
3.1 (b) & (4)           Restated Limited Partnership Agreement              **
----------------------------------------------------------------------------------------
3.1                     First Amendment to Restated Limited                 E-1
                        Partnership Agreement
----------------------------------------------------------------------------------------
9                       Not Applicable
----------------------------------------------------------------------------------------
11                      Not Applicable
----------------------------------------------------------------------------------------
12                      Not Applicable
----------------------------------------------------------------------------------------
13                      Not Applicable
----------------------------------------------------------------------------------------
16                      Not Applicable
----------------------------------------------------------------------------------------
18                      Not Applicable
----------------------------------------------------------------------------------------
19                      Not Applicable
----------------------------------------------------------------------------------------
22                      Not Applicable
----------------------------------------------------------------------------------------

24                      Not Applicable
----------------------------------------------------------------------------------------
25                      Not Applicable
----------------------------------------------------------------------------------------
27                      Financial Data Schedule (for SEC use only)
----------------------------------------------------------------------------------------
29                      Not Applicable
----------------------------------------------------------------------------------------

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

                                 SOUTHEAST ACQUISITIONS II, L.P.
                                 a Delaware limited partnership

                                 By:    SOUTHERN MANAGEMENT GROUP, LLC
                                        General Partner

                                 By:     /s/ Richard W. Sorenson
                                         ---------------------------------------
                                         RICHARD W. SORENSON
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Richard W. Sorenson                     President, Chief Executive                  March 11, 1999
-------------------------------             Officer and Chief Financial Officer
                                            of Southern Management Group, LLC.


                         SOUTHEAST ACQUISITIONS II, L.P.

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                      with

                          INDEPENDENT AUDITORS' REPORT

                         REPORT OF INDEPENDENT AUDITORS


Partners
Southeast Acquisitions II, L.P.
Nashville, Tennessee


We have audited the accompanying balance sheets of Southeast Acquisitions II, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
January 15, 1999

BALANCE SHEETS

SOUTHEAST ACQUISITIONS II, L.P.


                                                               December 31
                                                           1998         1997
                                                        ----------   ----------
ASSETS

Land held for sale--Note D                              $1,602,084   $2,287,806
Cash and cash equivalents                                  632,129      344,476
Cash held in escrow--Note E                                 88,406          -0-
Property tax reimbursement due from purchaser of land       26,631          -0-
                                                        ----------   ----------

                                                        $2,349,250   $2,632,282
                                                        ==========   ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses--Note B           $   52,899   $   52,410
Escrow payable                                                 -0-       99,000
Payable to affiliate--Note B                                   -0-       13,954

Partners' equity--Note C:
    General partner                                         26,122        9,921
    Limited partners (9,650 units outstanding)           2,270,229    2,456,997
                                                        ----------   ----------
                                                         2,296,351    2,466,918
                                                        ----------   ----------

                                                        $2,349,250   $2,632,282
                                                        ==========   ==========



See notes to financial statements.

STATEMENTS OF INCOME

SOUTHEAST ACQUISITIONS II, L.P.


                                                     Year Ended December 31
                                                       1998         1997
                                                    ----------   ----------
Revenues:
    Gain on sale of land                            $1,608,691   $1,332,313
    Gain on sale of easement                            91,350          -0-
    Interest and other income                           19,012       16,875
                                                    ----------   ----------
                                                     1,719,053    1,349,188
Expenses:
    General and administrative                          40,310       22,086
    Management fees--Note B                             19,000        2,915
    Real estate taxes                                   38,757       43,110
    Insurance                                              844          381
    Professional and other fees related to change
      in general partner and amendment of
      Partnership agreement                                -0-       49,149
                                                    ----------   ----------
                                                        98,911      117,641
                                                    ----------   ----------

Net income:
    General partners                                    16,201       12,315
    Limited partners                                 1,603,941    1,219,232
                                                    ----------   ----------

                                                    $1,620,142   $1,231,547
                                                    ==========   ==========

Net income per limited partnership unit             $   167.89   $   127.62
                                                    ==========   ==========


See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY

SOUTHEAST ACQUISITIONS II, L.P.



                                                General            Limited
                                               Partners            Partners             Total
                                              -----------        ------------       -------------
Balance at January 1, 1997                    $    (2,394)       $   2,685,263      $    2,682,869

Distributions ($150 per unit)                         -0-           (1,447,498)         (1,447,498)

Net income for the year ended
    December 31, 1997                              12,315            1,219,232           1,231,547
                                              -----------        -------------      --------------

Balance at December 31, 1997                        9,921            2,456,997           2,466,918

Distributions ($186 per unit)                         -0-           (1,790,709)         (1,790,709)

Net income for the year ended
    December 31, 1998                              16,201            1,603,941           1,620,142
                                              -----------       --------------     ---------------

Balance at December 31, 1998                  $    26,122        $   2,270,229      $    2,296,351
                                              ===========        =============      ==============



See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS II, L.P.



                                                                                      Year Ended December 31
                                                                                        1998           1997
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $ 1,620,142    $ 1,231,547
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Gain on sale of land                                                        (1,608,691)    (1,332,313)
         Proceeds from sale of land, net of escrowed cash
             of $88,406 in 1998                                                       2,206,007      1,624,987
         Increase in property tax reimbursement due from
             purchaser of land                                                          (26,631)           -0-
         Increase in accounts payable and accrued expenses                                  489         41,507
         (Decrease) increase in escrow payable                                          (99,000)        99,000
         (Decrease) increase in payable to affiliate                                    (13,954)        13,954
                                                                                    -----------    -----------
                                                            NET CASH PROVIDED BY
                                                             OPERATING ACTIVITIES     2,078,362      1,678,682

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to limited partners                                                (1,790,709)    (1,447,498)
                                                                                    -----------    -----------
                                                             INCREASE IN CASH AND
                                                                 CASH EQUIVALENTS       287,653        231,184

Cash and cash equivalents at beginning of year                                          344,476        113,292
                                                                                    -----------    -----------

                                                       CASH AND CASH EQUIVALENTS
                                                                   AT END OF YEAR   $   632,129    $   344,476
                                                                                    ===========    ===========



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS II, L.P.

December 31, 1998


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

During 1988, the Partnership purchased undeveloped land as follows: approximately 135 acres near Nashville, Tennessee, approximately 91 acres in Greenville, South Carolina, and approximately 353 acres near Atlanta, Georgia. This land was purchased from an affiliate of the previous general partner. The three tracts of land are being marketed for sale. At December 31, 1998, the remaining land consisted of approximately 98 acres of the Tennessee land, approximately 19 acres of the South Carolina land and approximately 136 acres of the Georgia land.

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

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. The write-down of the land's carrying value that has been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 1998 and 1997, the remaining portion of the 1991 write-down that had not been recognized for income tax purposes totaled $2,521,015.

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

Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 1998, cash on deposit included approximately $623,000 in excess of federally insured limits.


NOTE B--RELATED PARTY TRANSACTIONS

During the years ended December 31, 1998 and 1997, the Partnership paid management fees of $19,000 and $2,915, respectively, to the current general partner, as provided for in the amendment to the partnership agreement that was adopted during November 1997. No management fees were paid to the previous general partner since aggregate management fees that had been authorized by the original partnership agreement had been satisfied during a prior year.

The amended partnership agreement provides for annual management fees of $19,000 to be paid to the current general partner through the year ended December 31, 2000.

At December 31, 1997, the Partnership owed $5,536 to companies related to the current general partner for legal fees incurred for the change in general partner and approval of the amendments to the partnership agreement. At December 31, 1997, the partnership also owed $13,954 to Southeast Acquisitions III, L.P., a partnership with the same general partner.

During the year ended December 31, 1998, sales commissions totaling $66,692 were paid to the current general partner related to sales of land. During the years ended December 31, 1998 and 1997, sales commissions of $10,150 and $130,060, respectively, were paid to one of the current general partner's members and a related company.

SOUTHEAST ACQUISITIONS II, L.P.


NOTE B--RELATED PARTY TRANSACTIONS--Continued

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. Reimbursements to the current general partner's members and related companies totaled $9,265 during the year ended December 31, 1998. Reimbursements to the previous general partner totaled $43,440 during the year ended December 31, 1997. No reimbursements were paid to the current general partner during the year ended December 31, 1997.


NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be made 100% to the limited partners until the limited partners have received (i) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contribution, as defined ($1,259,493 at December 31, 1998) plus (ii) a return of their capital contributions ($9,650,000 at December 31, 1998); thereafter, distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

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

During the years ended December 31, 1998 and 1997, the Partnership paid distributions against the limited partners' cumulative annual return in accordance with the partnership agreement of $1,790,709 and $1,447,498, or per unit amounts of $186 and $150, respectively.

SOUTHEAST ACQUISITIONS II, L.P.


NOTE C--PARTNERS' EQUITY--Continued

Cumulative distributions applied against the limited partners' cumulative annual return through December 31, 1998 totaled $8,873,807, or $920 per unit.

Total compensation paid to all persons, including the general partner, upon the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price. Any such commission or disposition fee paid to the general partner would reduce any distribution which it would otherwise be entitled to pursuant to the partnership agreement. The general partner or an affiliate may be given an exclusive right to sell property for the Partnership. The Partnership has committed to pay 40% of total sales commissions on future sales of the Nashville, Tennessee land to the previous general partner.


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 1998 land consisted of the following:

                                                                         Gross Amount
                                                                      at Which Carried at
          Description                           Initial Cost           December 31, 1998            Date Acquired
-----------------------------------             ------------           ------------------           -------------
98 acres of unimproved land
    in Rutherford County, Tennessee             $   3,321,198            $     800,183                June 1988

19 acres of unimproved land in
    Greenville, South Carolina                        515,326                  515,326                June 1988

136 acres of unimproved land in
    Henry County, Georgia                             286,575                  286,575                July 1988
                                                -------------            -------------

                                                $   4,123,099            $   1,602,084
                                                =============            =============

There were no liens on the land as of December 31, 1998. At December 31, 1998, the aggregate carrying value of the land for income tax purposes was $4,123,099. The difference between the carrying value for financial statement purposes and income tax purposes resulted from a write-down of the Tennessee property's carrying value that was recorded for financial statement purposes during 1991 as more fully described in Note A.

SOUTHEAST ACQUISITIONS II, L.P.


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY--Continued

Land activity during the years ended December 31, 1997 and 1998 consisted of the following:

         Balance at January 1, 1997                                             $2,580,480
         Additions                                                                     -0-
         Deductions--cost of land sold                                            (292,674)
                                                                                ----------

                                               Balance at December 31, 1997      2,287,806
         Additions                                                                     -0-
         Deductions--cost of land sold                                            (685,722)

                                               Balance at December 31, 1998     $1,602,084
                                                                                ==========


NOTE E--CASH HELD IN ESCROW

At December 31, 1998, cash held in escrow consisted of $88,406 to pay for sewer construction on the land located in Greenville, South Carolina as required in connection with the sale of an adjoining land parcel.

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