Form 10-Q
period 1999-03-31
SOUTHEAST ACQUISITIONS II LP
filed 1999-05-12
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
------- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1999 TO MARCH 31, 1999.



Commission File number:  0-17680 (formerly 33-20255)
                        ----------------------------

                         SOUTHEAST ACQUISITIONS II, L.P.
                         -------------------------------
                           (Exact name of registrant)

Delaware                                             23-2498841
--------                                             ----------

(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

301 South Perimeter Park Drive
Nashville, Tennessee  37211
(Address of Principal Executive Offices)

Issuer's Telephone Number:  615-834-0872
                           -------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at March 31, 1999 are attached hereto as Exhibit A.

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

         Results of Operations for First Quarter of 1999 Compared with First Quarter of 1998

         The Partnership activities for the first quarter of 1999 and the first quarter of 1998 were focused on the sale of Partnership property. During the first quarter of 1999 the Partnership did not contract to sell any property. There was also no property sold in the first quarter of 1998. Income during the first quarter of 1999 consisted of interest income of $4,470 which is comparable to $3,655 of interest earned in the first quarter of 1998.

         Expenses in the first quarter of 1999 included general and administrative expenses of $5,186 versus $15,822 in the first quarter of 1998. The decrease was primarily due to decreased legal and accounting charges. In addition, the Partnership had $4,750 of management fees in the first quarter of 1999 which was the same amount that was paid in the first quarter of 1998. Real estate taxes in the first quarter of 1999 were $5,514 compared with $10,693 in the first quarter of 1998. This decrease was due primarily to the sale of approximately 66 acres during 1998. There were also Delaware franchise and excise taxes for 1998 that were expensed in the first quarter of 1999. The Partnership was not aware of this tax liability until 1999. There will be an additional Delaware franchise and excise tax of $100 due during the second quarter of 1999. Insurance in the first quarter of 1999 was $192 compared with $211 in the first quarter of 1998.

         Inflation did not have any material impact on operations during 1999 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $602,953 at March 31, 1999, which will be used to cover the following estimated annual costs: accounting $12,500, legal $5,000, insurance $770, property taxes $22,056, management fees $19,000, and other administrative costs $7,000. A distribution of $386,000 will be made to the limited partners during the second quarter of 1999. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional two years. However, if additional expenses are incurred or if the Properties cannot be sold within two years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 1999.

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

         No matters were submitted to the Partners for a vote during the first quarter of 1999.

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


Signature                          Title                        Date
---------                          -----                        ----
/s/ Richard W. Sorenson
------------------------           President,                   May 12, 1999
Richard W. Sorenson                Southern Management          ------------
                                   Group, LLC

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS



                                                        MARCH 31,        DECEMBER 31,
                                                          1999              1998
                           ASSETS                      (UNAUDITED)
                                                      -------------     -------------

LAND HELD FOR SALE                                    $  1,602,084       $ 1,602,084

CASH AND CASH EQUIVALENTS                                  602,953           632,129

ESCROW - SEWER CONSTRUCTION                                 88,406            88,406

PROPERTY TAX REIMBURSEMENT DUE FROM PURCHASE OF LAND             0            26,631

PREPAID INSURANCE                                              577             --

PREPAID EXPENSES                                                50             --
                                                      ------------       -----------
                                                      $  2,294,070       $ 2,349,250
                                                      ============       ===========

              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $      9,071       $    52,899

PARTNERS' EQUITY:
  GENERAL PARTNER                                           26,009            26,122
  LIMITED PARTNERS (9,650 UNITS OUTSTANDING)             2,258,990         2,270,229
                                                      ------------       -----------
                                                         2,284,999         2,296,351
                                                      ------------       -----------
                                                      $  2,294,070       $ 2,349,250
                                                      ============       ===========





See notes to financial statements.

                                    EXHIBIT A
                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31
                                                  1999                1998
                                                  ----                ----
REVENUES:
 GAIN ON SALE OF LAND                          $      --          $    --
 INTEREST INCOME                                     4,470              3,655
 OTHER INCOME                                           50             --
                                               -----------        -----------
                                                     4,520              3,655
                                               -----------        -----------

EXPENSES:
 GENERAL AND ADMINISTRATIVE                          5,186             15,822
 MANAGEMENT FEE                                      4,750              4,750
 REAL ESTATE TAXES                                   5,514             10,693
 INSURANCE                                             192                211
 DELAWARE FRANCHISE AND EXCISE TAX                     230              --
                                               -----------        -----------
                                                    15,872             31,476
                                               -----------        -----------

NET INCOME (LOSS)                                  (11,352)           (27,821)

PARTNERS' EQUITY,

 BEGINNING OF PERIOD                             2,296,351          2,466,918
                                               -----------        -----------

CAPITAL DISTRIBUTION                                  --                --

PARTNERS' EQUITY,
 END OF PERIOD                                 $ 2,284,999        $ 2,439,097
                                               ===========        ===========

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                   9,650              9,650
                                               ===========        ===========

INCOME (LOSS) FROM OPERATIONS
 PER LIMITED PARTNERSHIP
 INTEREST                                      $     (1.16)       $     (2.85)
                                               ===========        ===========

                                   EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS
                                                                               ENDED MAR 31
                                                                     -------------------------------
                                                                          1999                1998
                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 PROCEEDS FROM SALE OF LAND                                           $     --           $     --
 INTEREST INCOME RECEIVED                                                  4,470               3,655
 OTHER INCOME RECEIVED                                                        50               --
 CASH PAID FOR OPERATING EXPENSES                                        (33,695)           (178,136)
                                                                      ----------         -----------
                NET CASH USED IN
                 OPERATING ACTIVITIES                                    (29,175)           (174,481)

CASH, BEGINNING OF PERIOD                                                632,128             344,476
                                                                      ----------         -----------
CASH, END OF PERIOD                                                   $  602,953         $   169,995
                                                                      ==========         ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

  NET LOSS                                                            $  (11,352)        $   (27,821)
  ADJUSTMENTS TO RECONCILE NET LOSS
   TO NET CASH USED IN
   OPERATING ACTIVITIES:

                DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES        (43,828)            (33,073)
                INCREASE IN PREPAID EXPENSES                                (626)               (633)
                DECREASE IN PAYABLE TO AFFILIATE                            --               (13,954)
                DECREASE IN OTHER LIABILITIES                               --               (99,000)
                DECREASE IN ACCOUNTS RECEIVABLE                           26,631               --
                                                                      ----------         -----------
                NET CASH PROVIDED BY OPERATING
                 ACTIVITIES                                           $  (29,175)        $  (174,481)
                                                                      ==========         ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

A.   ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B.   RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:


                                              1999                1998
                                              ----                ----
     Management Fees                         $4,750               $4,750
     Accounting Fees                           --                   --
     Transfer Fees                           $  125               $  325
