Form 10-Q
period 1999-06-30
SOUTHEAST ACQUISITIONS II LP
filed 1999-08-10
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 1999 TO JUNE 30, 1999.



Commission File number:  0-17680 (formerly 33-20255)
                        -----------------------------


                         SOUTHEAST ACQUISITIONS II, L.P.
--------------------------------------------------------------------------------
                           (Exact name of registrant)

Delaware                                    23-2498841
--------                                    ----------
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

301 South Perimeter Park Drive
Nashville, Tennessee  37211
(Address of Principal Executive Offices)

Issuer's Telephone Number:  615-834-0872
                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at June 30, 1999 are attached hereto as Exhibit A.

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

         Results of Operations for Second Quarter of 1999 Compared with Second Quarter of 1998

         The Partnership activities for the second quarter of 1999 and the second quarter of 1998 were focused on the sale of Partnership property. During the second quarter of 1999 the Partnership closed one sale in Henry County, Georgia, selling 69.122 acres for $138,244. This sale, after commission and closing costs, netted the Partnership $124,251. At the close of the second quarter of 1999 the Partnership had a contract, executed April 27th, to sell
12.91 acres of its Rutherford County, Tennessee property for $90,000 per acre. The contract calls for closing during the third quarter of 1999, but there are contingencies which could delay the closing and/or allow the Purchaser to terminate. There can be no assurance that this transaction will close.

         At the close of the second quarter of 1999 the Partnership had a contract, executed April 30th, to sell 51.39 acres of its Rutherford County, Tennessee property for $50,000 per acre. The contract calls for closing during the third quarter of 1999, but there are contract terms which allow the Purchaser to extend the closing for up to 60 days. There are also contract contingencies which could allow the Purchaser to terminate the agreement. There can be no assurance that this transaction will close.

         At the close of the second quarter of 1999 the Partnership had a contract of May 21, 1999 to sell all its remaining land, 21.7 acres, in Greenville, South Carolina for $37,000 per acre. The contract calls for closing August 16, 1999, but the Purchaser has the right to extend the closing date to September 15, 1999 upon payment of a non-refundable deposit of $10,000. There can be no assurance that this transaction will close. During the second quarter of 1998 the Partnership closed two sales, both in Greenville (Simpsonville) South Carolina, which were .277 acres for

$27,700 and 1.9 acres for $315,000. These two sales, after commissions and closing costs, netted the Partnership $309,088.

         Expenses in the second quarter of 1999 included general and administrative expenses of $11,013 versus $19,690 in the second quarter of 1998. The decrease was primarily due to decreased legal and accounting fees. Real estate taxes in the second quarter of 1999 were $5,250 compared to $10,290 in the second quarter of 1998. This decrease was due to the sale of land in 1998. Management fees of $4,750 and insurance premiums of $192 was comparable to the fees charged in the second quarter of 1998. The Partnership also paid 1999 Delaware franchise and excise tax fees of $100.

         Inflation did not have any material impact on operations during the second quarter of 1999 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         After making a $386,000 distribution to the limited partners, the Partnership had cash reserves of $276,225 at June 30, 1999, which will be used to cover the following estimated annual costs: accounting fees of $12,500, legal fees of $5,000, insurance premiums of $770, property taxes of $22,056, management fees of $19,000, and other administrative costs of $7,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional two years. However, if additional expenses are incurred or if the Properties cannot be sold within two years, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the second quarter of 1999.

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

         No matters were submitted to the Partners for a vote during the second quarter of 1999.

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

Signature                          Title                   Date
---------                          -----                   ----
/s/ Richard W. Sorenson            Member,                 July 30, 1999
-----------------------------      Southern Management     -------------
Richard W. Sorenson                Group, LLC

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS

                                                             JUNE 30        December 31,
                                                              1999             1998
                                                           (Unaudited)
                                                           ----------       ----------
                           ASSETS

Land held for sale                                         $1,477,900       $1,602,084

Cash and cash equivalents                                     276,225          632,129

Escrow - sewer construction                                    88,406           88,406

Property tax reimbursement due from purchase of land                0           26,631

Prepaid insurance                                                 384               --
                                                           ----------       ----------
                                                           $1,842,915       $2,349,250
                                                           ==========       ==========

              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                      $   34,298       $   52,899

Partners' equity:
  General partner                                              25,847           26,122
  Limited partners (9,650 units outstanding)                1,782,770        2,270,229
                                                           ----------       ----------
                                                            1,808,617        2,296,351
                                                           ----------       ----------
                                                           $1,842,915       $2,349,250
                                                           ==========       ==========



See notes to financial statements.

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP
                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                  (UNAUDITED)

                                             FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                 ENDED JUNE 30                       ENDED JUNE 30
                                        -----------------------------       -----------------------------
                                            1999              1998              1999              1998
                                        -----------        ----------       -----------        ----------
REVENUES:
  Gain on sale of land                  $        67        $  249,211       $        67        $  249,211
  Interest income                             5,043             4,639             9,513             8,294
  Other income                                   --                --                50                --
                                        -----------        ----------       -----------        ----------
                                              5,110           253,850             9,630           257,505
                                        -----------        ----------       -----------        ----------

EXPENSES:
  General and administrative                 11,013            19,690            16,199            35,512
  Management fee                              4,750             4,750             9,500             9,500
  Real estate taxes                           5,250            10,290            10,764            20,983
  Insurance                                     192               211               384               422
  Delaware franchise & excise tax               100                --               330                --
                                        -----------        ----------       -----------        ----------
                                             21,305            34,941            37,177            66,417
                                        -----------        ----------       -----------        ----------
NET INCOME (LOSS)                           (16,195)          218,909           (27,547)          191,088

Partners' equity,
  Beginning of period                     2,284,999         2,439,097         2,296,351         2,466,918
                                        -----------        ----------       -----------        ----------
Capital distribution                       (460,187)               --          (460,187)               --

Partners' equity,
  End of period                         $ 1,808,617        $2,658,006       $ 1,808,617        $2,658,006
                                        ===========        ==========       ===========        ==========

Weighted average number
  of limited partnership
  units outstanding                           9,650             9,650             9,650             9,650
                                        ===========        ==========       ===========        ==========

Income (loss) from operations
  per limited partnership
  interest                              $     (1.66)       $    22.46       $     (2.83)       $    19.60
                                        ===========        ==========       ===========        ==========



See notes to financial statements.

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           FOR THE SIX MONTHS
                                                                               ENDED JUNE 30
                                                                         --------------------------
                                                                            1999             1998
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                             $ 124,251        $ 309,088
  Interest income received                                                   9,513            8,294
  Other income received                                                         50               --
  Cash paid for operating expenses                                         (29,530)        (200,560)
                                                                         ---------        ---------
                 Net cash provided by
                   operating activities                                    104,284          116,822

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                        (460,187)              --
                                                                         ---------        ---------
  Decrease (increase) in cash                                             (355,903)         116,822

Cash, beginning of period                                                  632,128          344,476
                                                                         ---------        ---------
Cash, end of period                                                      $ 276,225        $ 461,298
                                                                         =========        =========

RECONCILIATION OF NET LOSS (INCOME) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Net loss (income)                                                      $ (27,547)       $ 191,088
  Adjustments to reconcile net loss (income)
    to net cash provided by
    operating activities:

                 Gain on sale of land                                          (67)        (249,211)
                 Net proceeds from sale of land                            124,252          309,088
                 Decrease in accounts payable and accrued expenses         (18,601)         (20,767)
                 Increase in prepaid expenses                                 (384)            (422)
                 Decrease in payable to affiliate                               --          (13,954)
                 Decrease in other liabilities                                  --          (99,000)
                 Decrease in accounts receivable                            26,631               --
                                                                         ---------        ---------
                 Net cash provided by operating
                   activities                                            $ 104,284        $ 116,822
                                                                         =========        =========



See notes to financial statements.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                        1999                 1998
                                       ------               ------
         Management Fees               $9,500               $9,500
         Accounting Fees                   --                   --
         Transfer Fees                 $  200               $  500