Form 10-Q
period 1999-09-30
SOUTHEAST ACQUISITIONS II LP
filed 1999-11-05
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
  -----           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                  ENDED SEPTEMBER 30, 1999.

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
  ----- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 1999 TO SEPTEMBER 30, 1999.



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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at September 30, 1999 are attached hereto as Exhibit A.

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

         Results of Operations for Third Quarter of 1999 Compared with Third Quarter of 1998

         The Partnership activities for the third quarter of 1999 and the third quarter of 1998 were focused on the sale of Partnership property. During the third quarter of 1999 the Partnership sold all of the remaining land in Greenville, South Carolina, approximately 18.9 acres, for $699,448. This sale, after commission and closing costs, netted the Partnership $626,765. The two contracts for the Rutherford County, Tennessee property that were stated in the second quarter 10-Q report did not close and the contracts have been terminated. The local government was opposed to this use, which may ultimately be in the Partnership's best interest as the existing commercial zoning could result in sales amounts greater than the terminated transaction. The second contract for
12.91 acres of commercial land did not close because a majority of the land was to be used by a major automobile dealer. When the buyer was advised that a proposed Ford dealership could not be obtained, the contract was terminated.

         During the third quarter of 1998 the Partnership closed three sales, two in Greenville (Simpsonville), South Carolina, which were 17.316 acres for $95,000 per acre and 2.049 acres for $171,498 per acre, and one sale in Henry County Georgia of 44.325 acres for $4,750 per acre. These three sales, after commissions and closing costs, netted the Partnership $1,985,325.

         Expenses in the third quarter of 1999 included general and administrative expenses of $4,804 versus $5,917 in the third quarter of 1998. Real estate taxes in the third quarter of 1999 were $3,341 compared to $12,123 in the third quarter of 1998. This decrease was due to the sale of land in 1998. Management fees of $4,750 and insurance premiums of $192 was comparable to the fees charged in the third quarter of 1998.

         Inflation did not have any material impact on operations during the third quarter of 1999 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $900,503 at September 30, 1999. In the fourth quarter there will be a distribution to the limited partners totaling $723,750, which will leave a reserve of $176,753 to cover the following estimated annual costs: accounting fees of $12,500, legal fees of $5,000, insurance premiums of $770, property taxes of $16,623, management fees of $19,000, other administrative costs of $7,000, and Tennessee franchise taxes estimated at $2,000. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional fifteen months. However, if additional expenses are incurred or if the Properties cannot be sold within fifteen months, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the third quarter of 1999.

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

         No matters were submitted to the Partners for a vote during the third quarter of 1999.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K


Reports on Form 8-K
-------------------

         None


Exhibits (numbered in accordance with Item 601 of Regulation S-K)
-----------------------------------------------------------------


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



Signature                          Title                      Date
---------                          -----                      ----

/s/ Richard W. Sorenson            Member,                    November 5, 1999
-----------------------            Southern Management
Richard W. Sorenson                Group, LLC

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS



                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1999            1998
                           ASSETS                       (UNAUDITED)
                                                        -------------    -----------
LAND HELD FOR SALE                                        $  962,574      $1,602,084

CASH AND CASH EQUIVALENTS                                    900,503         632,129

ESCROW - SEWER CONSTRUCTION                                        0          88,406

ACCOUNTS RECEIVABLE                                            2,572               0

PROPERTY TAX REIMBURSEMENT DUE FROM PURCHASE OF LAND               0          26,631

PREPAID INSURANCE                                                192            --
                                                          ----------      ----------
                                                          $1,865,841      $2,349,250
                                                          ==========      ==========


              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                     $   26,666      $   52,899

PARTNERS' EQUITY:
  GENERAL PARTNER                                             26,152          26,122
  LIMITED PARTNERS (9,650 UNITS OUTSTANDING)               1,813,023       2,270,229
                                                          ----------      ----------
                                                           1,839,175       2,296,351
                                                          ----------      ----------
                                                          $1,865,841      $2,349,250
                                                          ==========      ==========


SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)



                                       FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                           ENDED SEPT 30                  ENDED SEPT 30
                                     -------------------------     ---------------------------
                                        1999           1998            1999            1998
                                        ----           ----            ----            ----
REVENUES:
  GAIN ON SALE OF LAND               $   39,452    $ 1,359,480     $    39,519     $ 1,608,691
  INTEREST INCOME                         4,193          6,138          13,706          14,432
  OTHER INCOME                             --             --                50            --
                                     ----------    -----------     -----------     -----------
                                         43,645      1,365,618          53,275       1,623,123
                                     ----------    -----------     -----------     -----------

EXPENSES:
  GENERAL AND ADMINISTRATIVE              4,804          5,917          21,003          41,429
  MANAGEMENT FEE                          4,750          4,750          14,250          14,250
  REAL ESTATE TAXES                       3,341         12,123          14,105          33,106
  INSURANCE                                 192            211             576             633
  DELAWARE FRANCHISE & EXCISE TAX          --             --               330            --
                                     ----------    -----------     -----------     -----------
                                         13,087         23,001          50,264          89,418
                                     ----------    -----------     -----------     -----------

NET INCOME (LOSS)                        30,558      1,342,617           3,011       1,533,705

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                 1,808,617      2,658,006       2,296,351       2,466,918
                                     ----------    -----------     -----------     -----------

CAPITAL DISTRIBUTION                       --       (1,785,250)       (460,187)     (1,785,250)

PARTNERS' EQUITY,
  END OF PERIOD                      $1,839,175    $ 2,215,373     $ 1,839,175     $ 2,215,373
                                     ==========    ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                       9,650          9,650           9,650           9,650
                                     ==========    ===========     ===========     ===========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                           $     3.14    $    137.74     $      0.31     $    157.34
                                     ==========    ===========     ===========     ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                FOR THE NINE MONTHS
                                                                                   ENDED SEPT 30
                                                                              -------------------------
                                                                                1999            1998
                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                                  $ 751,016     $ 2,294,413
  INTEREST INCOME RECEIVED                                                       13,706          14,432
  OTHER INCOME RECEIVED                                                              50            --
  CASH PAID FOR OPERATING EXPENSES                                              (36,210)       (231,952)
                                                                              ---------     -----------
                 NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                         728,562       2,076,893

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                             (460,187)     (1,785,250)
                                                                              ---------     -----------
  DECREASE IN CASH                                                              268,375         291,643

CASH, BEGINNING OF PERIOD                                                       632,128         344,476
                                                                              ---------     -----------
CASH, END OF PERIOD                                                           $ 900,503     $   636,119
                                                                              =========     ===========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  NET INCOME                                                                  $   3,011     $ 1,533,705
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

                 GAIN ON SALE OF LAND                                           (39,518)     (1,608,691)
                 NET PROCEEDS FROM SALE OF LAND                                 751,016       2,294,413
                 DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES              (26,233)         (1,087)
                 INCREASE IN PREPAID EXPENSES                                      (192)           (211)
                 DECREASE IN PAYABLE TO AFFILIATE                                  --           (13,954)
                 DECREASE IN OTHER LIABILITIES                                     --           (99,000)
                 DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE                      40,478         (28,282)
                                                                              ---------     -----------
                 NET CASH PROVIDED BY OPERATING
                   ACTIVITIES                                                 $ 728,562     $ 2,076,893
                                                                              =========     ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)


A.   ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.   RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                            1999                 1998
                                            ----                 ----
     Management Fees                       $14,250             $14,250
     Accounting Fees                         ---                 ---
     Transfer Fees                         $   450             $ 1,125