Form 10-K405
period 1999-12-31
SOUTHEAST ACQUISITIONS II LP
filed 2000-03-15
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934.

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

           ----------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past (90) days. Yes   X   No
                                                                -----   -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes  X    No
              -----     -----

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................4

PART II.

ITEM 5.     MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
            INTEREST AND RELATED SECURITY HOLDER MATTERS.......................4

ITEM 6.     SELECTED FINANCIAL DATA............................................5

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................5
            Background.........................................................5
            Results of Operations..............................................5
            1999 Compared to 1998..............................................6
            1998 Compared to 1997..............................................6
            Liquidity and Capital Resources....................................6
            Year 2000 Compliance...............................................7

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................7

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...........................................7

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP................7

ITEM 11.    EXECUTIVE COMPENSATION.............................................8

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.........................................................9
            Security Ownership of Management...................................9
            Changes in Control.................................................9



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................9

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K...........................................................10
                   (a) Index to Financial Statements..........................10
                   (b) Reports on Form 8-K....................................10
                   (c) Exhibits (numbered in accordance with item 601 of
                       Regulation S-K)........................................10

SIGNATURES

                                     PART I

ITEM 1.  BUSINESS

         Background

         Southeast Acquisitions II, L.P. (the "Partnership") was formed on December 14, 1987, as a Delaware limited partnership. The Partnership's public offering of 9,650 units of limited partnership interest ("Units") commenced on June 8, 1988 and terminated on July 18, 1988 when all 9,650 Units were sold. The Partnership has since been scheduled to terminate on December 31, 2000. There are currently no plans to extend the Partnership agreement. If there is land remaining at December 31, 2000, the current General Partner will continue to run operations through the liquidation mode.

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

         Since acquisition, the Partnership has sold approximately 81% of its Georgia Property, all of its South Carolina Property, and approximately 27% of its Tennessee Property. All remaining land is currently being marketed.

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

         The General Partner believes that the Partnership's cash reserves will be sufficient to last for at least one more year assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

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

         Material Recent Developments

         During 1999, there were two different land sales and one sale of an utility easement. One of the land sales took place in Henry County, Georgia and consisted of 69.122 acres sold for $2,000 per acre. This land was about 12 1/2% in the flood plain and had very limited road frontage. The other land sale took place in Greenville, South Carolina and consisted of 18.904 acres and sold for $37,000 per acre. The utility easement was granted to the Town of Smyrna in relation to the Rutherford County Property in Tennessee. The Partnership is to be compensated $11.19 per linear foot for approximately 1,578 feet of land.

         Employees

         The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

         Competition

         The General Partner believes that there is significant direct competition within a five-mile radius of the Properties. The properties are located in two distinct areas of the Southeastern United States.

         Trademarks and Patents

         The Partnership has no trademarks or patents.

ITEM 2.  PROPERTIES

         The Partnership owns two tracts of undeveloped land consisting of approximately 67 acres in Henry County, Georgia and 98 acres in Rutherford County, Tennessee.

         Henry County, Georgia Property:

         The Henry County, Georgia Property, after the sale of approximately 13 acres during 1988 and 1989, 15 acres in 1992, 47 acres in 1993, 73 acres in 1994, 25 acres in 1995, 44 acres during 1998 and 69 acres in 1999, consists of approximately 67 acres of undeveloped land, zoned RA/Residential-Agricultural District (which does not permit construction of multi-family structures), fronting King Mill Road, Iris Lake Road and Whitaker Road and is located 1.5 miles east of Interstate 75 in Henry County, Georgia, southeast of the center of Metropolitan Atlanta. As a result of sales of portions of the Property in prior years, the Property now consists of two non-contiguous parcels.

         The General Partner had been advised that Rabbit Run Road, running along the side of one of the parcels, had been selected for paving and improvement by the local municipality. This work was scheduled to be done in the Spring of 1999 but did not occur. Paving of the road would permit the site to be platted and approved as a subdivision.

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

         On June 15, 1999, the Partnership closed the sale of 69.122 acres of Henry County Property for $138,244 less commissions and expenses.

         There is currently a contract on the remaining Henry County Property for $5,000 per acre. This closing is expected to occur in the first quarter of 2000.

         Greenville, South Carolina Property:

         All of the Greenville, South Carolina Property has been sold.

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

         On August 17, 1999, the Partnership closed the sale of the remaining land for approximately $699,500 less commissions and expenses.

         Rutherford County, Tennessee Property:

         The Rutherford County, Tennessee Property is located approximately 18 miles southeast of the Nashville Central business district and 10 miles southeast of the Nashville Metropolitan Airport. Following a sale of four acres in 1995 and 32.514 acres in 1997, the Property consists of approximately 49 acres in the northeast quadrant of the I-24/ Sam Ridley interchange and 49 acres located at the northeast quadrant of the same interchange, with frontage on the access road. The four acres sold in 1995 were part of the Property located at the northwest corner of the I-24 interchange. This land was located along Sam Ridley and was the portion of the Property located furthest from the interchange itself and was sold for a price of $50,000 per acre. The 32.514-acre sale in 1997 was also at $50,000 per acre. During 1998 and 1999 there were no sales of Rutherford County, Tennessee Property but the Partnership sold an easement for $101,500 less commissions in 1998 and another utility easement in 1999 for $17,658.

         In an effort to make future development of the Property easier, all of the Property has now been zoned for commercial use and is located entirely within the Smyrna City Limits rather than part in the City of Smyrna and part in the City of LaVergne. There is a small cemetery located in the northwest quadrant of I-24, which the former general partner was aware of at the time of purchase, and which the General Partner does not believe will have an adverse effect on the Partnership's ability to sell the land. The I-24/Sam Ridley Parkway interchange is one exit south of Interchange City Industrial Park, the largest industrial park in the Nashville area, and is currently the last I-24 interchange south of the city to which sewer lines are available. At December 31, 1997, I-24 was being widened to three lanes in each direction from Bell Road in Nashville to the Sam Ridley interchange. This widening was completed in 1998. In 1999 I-24 was being widened to three lanes from Sam Ridley interchange to the I-440 interchange approximately 9 miles south of the property. This is to be completed in 2000.

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

         There were no matters submitted to a vote of security holders in 1999.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

         There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on June 8, 1988 of 9,650 units of limited partnership interests. The offering of $9,650,000 was fully subscribed and terminated on June 24, 1988. As of December 31, 1999, there were 477 limited partners in the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA


----------------------------------------------------------------------------------------------------
                  For the Year    For the Year      For the Year     For the Year      For the Year
                     Ended           Ended             Ended             Ended            Ended
                  December 31,    December 31,      December 31,      December 31,     December 31,
                     1999            1998              1997              1996             1995
----------------------------------------------------------------------------------------------------
Operating
Revenues          $   73,299      $ 1,719,053      $ 1,349,188       $ 1,007,565      $   925,101
----------------------------------------------------------------------------------------------------
Net Income        $   10,865      $ 1,620,142      $ 1,231,547       $   947,477      $   865,009
----------------------------------------------------------------------------------------------------
Net Income per
Unit of Limited
Partnership
Interest          $     1.13      $    167.89      $    127.62       $     98.18      $     89.64
----------------------------------------------------------------------------------------------------
Total Assets      $1,144,861      $ 2,349,250      $ 2,632,282       $ 2,693,772      $ 3,050,057
----------------------------------------------------------------------------------------------------
Long Term
Obligations       NONE            NONE             NONE              NONE             NONE
----------------------------------------------------------------------------------------------------
Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest          $      123      $       186      $       150       $       134      $       150
----------------------------------------------------------------------------------------------------


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

         In 1988 the Partnership purchased 579 acres of unimproved land at three locations. The status of these Properties at December 31, 1999 is as follows:


------------------------------------------------------------------------------------------------------------------
                                                      Property Sold Prior to             Remaining Property Held
Place                      Property Purchased         December 31, 1999                  for Sale
------------------------------------------------------------------------------------------------------------------
Henry County,              353 Acres                  286 Acres                          67 Acres
Georgia
------------------------------------------------------------------------------------------------------------------
Greenville,                91 Acres                   91 Acres                           -0- Acres
South Carolina
------------------------------------------------------------------------------------------------------------------
Rutherford County,         135 Acres                  37 Acres                           98 Acres
Tennessee
------------------------------------------------------------------------------------------------------------------

         1999 Compared to 1998

         During 1999 the Partnership sold 69.122 acres of the Henry County Property. This property was about 12 1/2% in the flood plain and had very limited road frontage. There was also a sale of 18.902 acres of the Greenville Property. This land had no primary road frontage and limited sanitary sewer. In addition to the sales there was an utility easement granted on the Rutherford County Property. These transactions provided a gain of $55,493 compared with gains of sales of Property and easement rights during 1998 of $1,700,041. Other revenues in 1999 consisted of $17,806 in interest income compared with interest income of $19,012 in 1998. During 1999, distributions totaling $123 per Unit were made to the Limited Partners.

         Expenses during 1999 were $62,434, consisting of general and administrative expenses of $25,735, management fees of $19,000, real estate taxes of $16,691, insurance of $678 and Delaware franchise and excise taxes of $330. The general and administrative expenses included $15,031 in accounting and legal fees, which represents a decrease of $15,156 from 1998. This is primarily due to a decreased dependency on legal and accounting professionals for assistance in preparing Securities & Exchange Commission reports. The general and administrative expenses also include $6,931 in professional fees, $4,122 of which was for a land title survey of the remaining property in Rutherford County. In 1999 there was a decrease in real estate taxes of $22,066 due to the sale of land.

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

         Inflation did not have a material impact on operations during 1999, 1998 and 1997.

         Liquidity and Capital Resources

         Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $164,629 at December 31, 1999. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses for an additional year. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

         Year 2000 Compliance

         The Partnership's operations are not dependent in any meaningful way on computer hardware or software. The "Year 2000 Issue" generally refers to the inability of computer software or hardware to recognize years in more than two digits. As a result, the year 2000 would appear as "00" and may be viewed by the computer as the year 1900. There was no effect on the Partnership's accounting systems or the Limited Partner registration records from the "Year 2000 Issue."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the years ended December 31, 1999, 1998 and 1997 together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K.

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

         Mr. Sorenson, age 74, has over 38 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

         The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

         Paul J. Plummer, age 50. Mr. Plummer is a registered architect and serves as director of architectural services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

         Wood S. Caldwell, age 46. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SVC in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

         Axson E. West, age 45. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SVC in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. Mr. West is director of the Nashville Board of Realtors and president elect of the board's commercial investment division. He received his Bachelor of Arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

         Cameron W. Sorenson, age 38. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large-scale land development ventures for SVLLC. Prior to joining SVC in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his Bachelor of Science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

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

ITEM 11. EXECUTIVE COMPENSATION

         During the fiscal years ended December 31, 1999 and 1998, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the General Partner management fees of $19,000 in the fiscal years ended December 31, 1999 and 1998. See Item 13 of this report, "Certain Relationships and Related Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1999 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known to the Partnership to beneficially own more than 5% of the Units of the Partnership.

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

         The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). During 1999, 1998 and 1997, the General Partner received no cash distributions.

         At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property. Any such real estate commission or disposition fee paid to the General Partner will reduce any distribution to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 1999 and 1998, the Partnership paid real estate sales commissions of $34,972 and $66,692, respectively, to the General Partner. No real estate sales commissions were paid to the General Partner in 1997. The Partnership also paid real estate sales commissions of $10,150 and $130,060 to affiliates of the General Partner during 1998 and 1997, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Index to Financial Statements                             Page

             Report of Independent Auditors                            F-1
             Balance Sheets                                            F-2
             Statements of Income                                      F-3
             Statements of Partners' Equity                            F-4
             Statements of Cash Flow                                   F-5
             Notes to Financial Statements                             F-6

             Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Partnership during the fourth quarter of 1999.

         (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


------------------------------------------------------------------------------------
Exhibit Numbers                  Description                           Page Numbers
------------------------------------------------------------------------------------
3.1 (a)                  Certificate of Limited Partnership               *
------------------------------------------------------------------------------------
3.1 (b) & (4)            Restated Limited Partnership Agreement           **
------------------------------------------------------------------------------------
3.1 (c)                  First Amendment to Restated Limited              E-1
                         Partnership Agreement
------------------------------------------------------------------------------------
9                        Not Applicable
------------------------------------------------------------------------------------
11                       Not Applicable
------------------------------------------------------------------------------------
12                       Not Applicable
------------------------------------------------------------------------------------
13                       Not Applicable
------------------------------------------------------------------------------------
16                       Not Applicable
------------------------------------------------------------------------------------
18                       Not Applicable
------------------------------------------------------------------------------------
19                       Not Applicable
------------------------------------------------------------------------------------
22                       Not Applicable
------------------------------------------------------------------------------------
24                       Not Applicable
------------------------------------------------------------------------------------
25                       Not Applicable
------------------------------------------------------------------------------------
27                       Financial Data Schedule (for SEC use only)
------------------------------------------------------------------------------------
29                       Not Applicable
------------------------------------------------------------------------------------

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



Signature                              Title                               Date
---------                              -----                               ----
/s/ Richard W. Sorenson       President, Chief Executive                3/15/00
-------------------------     Officer and Chief Financial Officer
                              of Southern Management Group, LLC.


                         SOUTHEAST ACQUISITIONS II, L.P.
        (A Limited Partnership Scheduled to Terminate December 31, 2000)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                      with

                         REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

Partners
Southeast Acquisitions II, L.P.
Nashville, Tennessee

We have audited the accompanying balance sheets of Southeast Acquisitions II, L.P. (a Delaware limited partnership scheduled to terminate December 31, 2000) as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions II, L.P. (a limited partnership scheduled to terminate December 31, 2000) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
January 13, 2000

BALANCE SHEETS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)

                                                                 December 31
                                                             1999          1998
                                                          -------------------------
ASSETS

Land held for sale--Note D                                $  962,574     $1,602,084
Cash and cash equivalents                                    164,629        632,129
Cash held in escrow--Note E                                      -0-         88,406
Receivable from sale of utility easement                      17,658            -0-
Property tax reimbursement due from purchaser of land            -0-         26,631
                                                          ----------     ----------

                                                          $1,144,861     $2,349,250
                                                          ==========     ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                     $   21,582     $   52,899

Partners' equity--Note C:
    General partner                                           26,231         26,122
    Limited partners (9,650 units outstanding)             1,097,048      2,270,229
                                                          ----------     ----------
                                                           1,123,279      2,296,351
                                                          ----------     ----------

                                                          $1,144,861     $2,349,250
                                                          ==========     ==========



See notes to financial statements.

STATEMENTS OF INCOME

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)

                                                              Year Ended December 31
                                                          1999         1998           1997
                                                      ----------------------------------------
Revenues:
    Gain on sale of land                              $   37,835     $1,608,691     $1,332,313
    Gain on sale of utility easement                      17,658         91,350            -0-
    Interest and other income                             17,806         19,012         16,875
                                                      ----------     ----------     ----------
                                                          73,299      1,719,053      1,349,188
Expenses:
    General and administrative                            26,065         40,310         22,086
    Management fees--Note B                               19,000         19,000          2,915
    Real estate taxes                                     16,691         38,757         43,110
    Insurance                                                678            844            381
    Professional and other fees related to change
      in general partner and amendment of
      Partnership agreement                                  -0-            -0-         49,149
                                                      ----------     ----------     ----------
                                                          62,434         98,911        117,641
                                                      ----------     ----------     ----------

Net income:
    General partners                                         109         16,201         12,315
    Limited partners                                      10,756      1,603,941      1,219,232
                                                      ----------     ----------     ----------

                                                      $   10,865     $1,620,142     $1,231,547
                                                      ==========     ==========     ==========

Net income per limited partnership unit               $     1.13     $   167.89     $   127.62
                                                      ==========     ==========     ==========



See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)

                                  General         Limited
                                  Partners        Partners          Total
                                  --------      -----------      -----------
Balance at January 1, 1997        $ (2,394)     $ 2,685,263      $ 2,682,869

Distributions ($150 per unit)          -0-       (1,447,498)      (1,447,498)

Net income for the year ended
    December 31, 1997               12,315        1,219,232        1,231,547
                                  --------      -----------      -----------

Balance at December 31, 1997         9,921        2,456,997        2,466,918

Distributions ($186 per unit)          -0-       (1,790,709)      (1,790,709)

Net income for the year ended
    December 31, 1998               16,201        1,603,941        1,620,142
                                  --------      -----------      -----------

Balance at December 31, 1998        26,122        2,270,229        2,296,351

Distributions ($123 per unit)          -0-       (1,183,937)      (1,183,937)

Net income for the year ended
    December 31, 1999                  109           10,756           10,865
                                  --------      -----------      -----------

Balance at December 31, 1999      $ 26,231      $ 1,097,048      $ 1,123,279
                                  ========      ===========      ===========


See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)

                                                                               Year Ended December 31
                                                                       1999              1998              1997
                                                                     ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $    10,865      $ 1,620,142      $ 1,231,547
    Adjustments to reconcile net income to net
       cash provided by operating activities:

         Gain on sale of land                                            (37,835)      (1,608,691)      (1,332,313)
         Proceeds from sale of land, net of
           escrowed cash of $88,406 in 1998                              751,016        2,206,007        1,624,987
         Cash paid for land improvements                                 (73,671)             -0-              -0-
         Decrease (increase) in property tax
           reimbursement due from purchaser of land                       26,631          (26,631)             -0-
         Increase in receivable from sale of utility
           easement                                                      (17,658)             -0-              -0-
         Decrease in cash held in escrow                                  88,406              -0-              -0-
         (Decrease) increase in accounts payable
           and accrued expenses                                          (31,317)             489           41,507
         (Decrease) increase in escrow payable                               -0-          (99,000)          99,000
         (Decrease) increase in payable to affiliate                         -0-          (13,954)          13,954
                                                                     -----------      -----------      -----------
                                            NET CASH PROVIDED BY
                                            OPERATING ACTIVITIES         716,437        2,078,362        1,678,682

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to limited partners                                 (1,183,937)      (1,790,709)      (1,447,498)
                                                                     -----------      -----------      -----------
                                          (DECREASE) INCREASE IN
                                       CASH AND CASH EQUIVALENTS        (467,500)         287,653          231,184

Cash and cash equivalents at beginning of year                           632,129          344,476          113,292
                                                                     -----------      -----------      -----------

                                       CASH AND CASH EQUIVALENTS
                                                  AT END OF YEAR     $   164,629      $   632,129      $   344,476
                                                                     ===========      ===========      ===========



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)

December 31, 1999


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions II, L.P. (a limited partnership scheduled to terminate December 31, 2000) ("the Partnership") is a Delaware limited partnership that was formed to acquire and sell undeveloped land. The Partnership was formed during December 1987 and received equity contributions totaling $9,650,000 through the sale of 9,650 limited partnership units during 1988. The Partnership was originally scheduled to terminate on December 31, 1998. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2000. It is the intention of the general partner to operate in liquidation mode subsequent to December 31, 2000.

During 1988, the Partnership purchased undeveloped land to be marketed for sale as follows: approximately 135 acres near Nashville, Tennessee, approximately 91 acres in Greenville, South Carolina, and approximately 353 acres near Atlanta, Georgia. This land was purchased from an affiliate of the previous general partner. At December 31, 1999, the remaining land consisted of approximately 98 acres of the Tennessee land and approximately 67 acres of the Georgia land.

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

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. The write-down of the land's carrying value that has been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 1999 and 1998, the remaining portion of the 1991 write-down that had not been recognized for income tax purposes totaled $2,521,015.

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)


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

Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 1999, cash on deposit included approximately $212,000 in excess of federally insured limits.

NOTE B--RELATED PARTY TRANSACTIONS

During the years ended December 31, 1999, 1998 and 1997, the Partnership paid management fees to the current general partner of $19,000, $19,000 and $2,915, respectively, as provided for in the amendment to the partnership agreement that was adopted during November 1997. No management fees were paid to the previous general partner during the year ended December 31, 1997 as the limit on cumulative management fees established by the original partnership agreement was met during 1996.

The amended partnership agreement provides for annual management fees of $19,000 to be paid to the current general partner through the year ended December 31, 2000.

During the years ended December 31, 1999 and 1998, sales commissions totaling $34,972 and $66,692, respectively, were paid to the current general partner related to sales of land. During the years ended December 31, 1998 and 1997, sales commissions of $10,150 and $130,000, respectively, were paid to one of the current general partner's members and a related company.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 1999 and 1998, reimbursements to the current general partner's members and related companies totaled $3,708 and $9,265, respectively. Reimbursements to the previous general partner totaled $43,440 during the year ended December 31, 1997. No reimbursements were paid to the current general partner during the year ended December 31, 1997.

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)

NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be made 100% to the limited partners until the limited partners have received (i) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contribution, as defined ($1,040,556 at December 31, 1999) plus (ii) a return of their capital contributions ($9,650,000 at December 31, 1999); thereafter, distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

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

During the years ended December 31, 1999, 1998 and 1997, the Partnership paid distributions against the limited partners' cumulative annual return in accordance with the partnership agreement of $1,183,937, $1,790,709, and $1,447,498, respectively, or per unit amounts of $123, $186, and $150, respectively.

Cumulative distributions applied against the limited partners' cumulative annual return through December 31, 1999 totaled $10,057,744, or $1,042 per unit.

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

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 1999, land consisted of the following:

            Description                      Initial Cost      Carrying Amount        Date Acquired
---------------------------------            ------------      ---------------        -------------
98 acres of unimproved land
  in Rutherford County, Tennessee             $3,321,198           $800,183             June 1988

67 acres of unimproved land in
  Henry County, Georgia                          162,391            162,391             July 1988
                                              ----------           --------

                                              $3,483,589           $962,574
                                              ==========           ========


There were no liens on the land as of December 31, 1999. At December 31, 1999, the aggregate carrying value of the land for income tax purposes was $3,483,589. The difference between the carrying value for financial statement purposes and income tax purposes resulted from a write-down of the Tennessee property's carrying value that was recorded for financial statement purposes during 1991 as more fully described in Note A.

Land activity during the years ended December 31, 1997, 1998 and 1999 consisted of the following:

         Balance at January 1, 1997                                   $2,580,480
         Additions                                                           -0-
         Deductions--cost of land sold                                  (292,674)
                                                                      ----------

                                   Balance at December 31, 1997        2,287,806
         Additions                                                           -0-
         Deductions--cost of land sold                                  (685,722)
                                                                      ----------

                                   Balance at December 31, 1998        1,602,084
         Additions                                                        73,671
         Deductions--cost of land sold                                  (713,181)
                                                                      ----------

                                   Balance at December 31, 1999       $  962,574
                                                                      ==========

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Scheduled to Terminate December 31, 2000)

NOTE E--CASH HELD IN ESCROW

At December 31, 1998, cash held in escrow consisted of $88,406 to pay for sewer construction on land located in Greenville, South Carolina as required in connection with the sale of an adjoining land parcel. During the year ended December 31, 1999, the construction was completed at a cost of $73,671, and the remaining escrow balance of $14,735 was refunded to the Partnership.