Form 10-Q
period 2000-03-31
SOUTHEAST ACQUISITIONS II LP
filed 2000-05-15
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2000 TO MARCH 31, 2000.


Commission File number:  0-17680 (formerly 33-20255)
                        ----------------------------


                         SOUTHEAST ACQUISITIONS II, L.P.
                         -------------------------------
                           (Exact name of registrant)


Delaware                                    23-2498841
--------                                    ----------

(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)


3011 Armory Drive, Suite 310
Nashville, Tennessee  37204
(Address of Principal Executive Offices)

Issuer's Telephone Number:  615-834-0872
                           -------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at March 31, 2000 are attached hereto as Exhibit A.

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

         Results of Operations for First Quarter of 2000 Compared with First Quarter of 1999

         The Partnership activities for the first quarter of 2000 and the first quarter of 1999 were focused on the sale of Partnership property. During the first quarter of 2000 the Partnership completed the sale of all of the remaining land in Henry County, Georgia, approximately 67 acres, for a sales price of $298,100. There was no property sold in the first quarter of 1999. Income during the first quarter of 2000 also consisted of interest income of $1,561 as compared to $4,470 of interest earned in the first quarter of 1999. The decrease in interest earned is a result of having a lower average cash reserve during the quarter compared to the same quarter of 1999. There was an increase to the cash reserve resulting from the above-mentioned sale, but this did not occur until the last month of the quarter. In 2000, the Partnership also received $500 from a builder who had inadvertently encroached on a small portion of the Henry County Property. A quitclaim deed was prepared to convey the land to the builder.

         Expenses in the first quarter of 2000 included general and administrative expenses of $6,118 versus $5,186 in the first quarter of 1999. The increase was primarily due to increased legal charges. In addition, the Partnership had $4,750 of management fees in the first quarter of 2000 which was the same amount that was paid in the first quarter of 1999. Real estate taxes in the first quarter of 2000 were $711 compared with $5,514 in the first quarter of 1999. This decrease was due primarily to the sale of land during 1999 and 2000. Insurance in the first quarter of 2000 was $51 compared with $192 in the first quarter of 1999.

         Inflation did not have any material impact on operations during 2000 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $404,542 at March 31, 2000, which will be used to cover the following estimated annual costs: accounting fees of $13,200, legal fees of $5,000, insurance costs of $210, property taxes of $224, management fees of $19,000, and other administrative costs of $7,000. A distribution of $289,500 will be made to the limited partners during the second quarter of 2000. In the General Partner's opinion, the Partnership=s reserves will be sufficient for an additional year. However, if additional expenses are incurred or if the Properties cannot be sold within the next year, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 2000.

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

         No matters were submitted to the Partners for a vote during the first quarter of 2000.

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



Signature                                 Title                         Date
---------                                 -----                         ----

/s/ Richard W. Sorenson             President,                     May 15, 2000
--------------------------          Southern Management            ------------
Richard W. Sorenson                 Group, LLC


                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS



                                                       MARCH 31,
                                                         2000         DECEMBER 31,
                      ASSETS                         (UNAUDITED)         1999
                                                     -----------      ----------
LAND HELD FOR SALE                                    $  800,184      $  962,574

CASH AND CASH EQUIVALENTS                                404,542         164,629

RECEIVABLE FROM SALE OF UTILITY EASEMENT                  17,658          17,658

PREPAID INSURANCE                                            153            --
                                                      ----------      ----------
                                                      $1,222,537      $1,144,861
                                                      ==========      ==========

        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $    4,276      $   21,582

PARTNERS' EQUITY:
  GENERAL PARTNER                                         27,192          26,231
  LIMITED PARTNERS (9,650 UNITS OUTSTANDING)           1,191,069       1,097,048
                                                      ----------      ----------
                                                       1,218,261       1,123,279
                                                      ----------      ----------
                                                      $1,222,537      $1,144,861
                                                      ==========      ==========




SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31
                                                    2000                1999
                                                    ----                ----
REVENUES:
  GAIN ON SALE OF LAND                          $   105,587         $      --
  INTEREST INCOME                                     1,561               4,470
  OTHER INCOME                                          500                  50
                                                -----------         -----------
                                                    107,648               4,520
                                                -----------         -----------
EXPENSES:
  GENERAL AND ADMINISTRATIVE                          6,118               5,186
  MANAGEMENT FEE                                      4,750               4,750
  REAL ESTATE TAXES                                     711               5,514
  INSURANCE                                              51                 192
  DELAWARE FRANCHISE AND EXCISE TAX                    --                   230
                                                -----------         -----------
                                                     11,630              15,872
                                                -----------         -----------

NET INCOME (LOSS)                                    96,018             (11,352)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                             1,123,279           2,296,351
                                                -----------         -----------

CAPITAL DISTRIBUTION                                 (1,037)               --

PARTNERS' EQUITY,
  END OF PERIOD                                 $ 1,218,260         $ 2,284,999
                                                ===========         ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                   9,650               9,650
                                                ===========         ===========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                      $      9.85         $     (1.16)
                                                ===========         ===========

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                          FOR THE THREE MONTHS
                                                                               ENDED MAR 31
                                                                        -------------------------
                                                                          2000            1999
                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                            $ 267,978       $    --
  INTEREST INCOME RECEIVED                                                  1,561           4,470
  OTHER INCOME RECEIVED                                                       500              50
  CASH PAID FOR OPERATING EXPENSES                                        (29,089)        (33,695)
                                                                        ---------       ---------
                 NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES                                   240,950         (29,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                         (1,037)           --
                                                                        ---------       ---------
  INCREASE (DECREASE) IN CASH                                             239,913         (29,175)

CASH, BEGINNING OF PERIOD                                                 164,629         632,128
                                                                        ---------       ---------
CASH, END OF PERIOD                                                     $ 404,542       $ 602,953
                                                                        =========       =========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                                     $  96,018       $ (11,352)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:

                 GAIN ON SALE OF LAND                                    (105,587)           --
                 NET PROCEEDS FROM SALE OF LAND                           267,978            --
                 DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES        (17,306)        (43,828)
                 INCREASE IN PREPAID EXPENSES                                (153)           (626)
                 DECREASE IN ACCOUNTS RECEIVABLE                             --            26,631
                                                                        ---------       ---------
                 NET CASH PROVIDED BY OPERATING
                   ACTIVITIES                                           $ 240,950       $ (29,175)
                                                                        =========       =========




SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2000
                                   (Unaudited)

A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:


                                                  2000              1999
                                                  ----              ----
         Management Fees                        $ 4,750           $  4,750
         Accounting Fees                            --                 --
         Transfer Fees                          $   350           $    125
         Reimbursements                         $   256           $  1,495
         Commissions                            $ 7,453           $    --
