Form 10-Q
period 2000-06-30
SOUTHEAST ACQUISITIONS II LP
filed 2000-08-14
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  ---       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 2000 TO JUNE 30, 2000.



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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at June 30, 2000 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership's objectives will be realized. At June 30, 2000, the remaining land consisted of approximately 95 acres of the Tennessee land.

         The Partnership is scheduled to terminate on December 31, 2000. There are currently no plans to extend the Partnership agreement. If there is land remaining at December 31, 2000, the current General Partner will continue to run operations through the liquidation mode.

         Results of Operations for Second Quarter of 2000 Compared with Second Quarter of 1999

         The Partnership activities for the second quarter of 2000 and the second quarter of 1999 were focused on the sale of Partnership property. There was no property sold in the second quarter of 2000. During the second quarter of 1999 the Partnership closed one sale in Henry County, Georgia, selling 69.122 acres for a sales price of $138,244. Income during the second quarter of 2000 consisted of interest income of $1,923 as compared to $5,043 of interest earned in the second quarter of 1999. The decrease in interest earned is a result of having a lower average cash reserve during the quarter compared to the same quarter of 1999. There was a decrease to the cash reserve resulting from a distribution to the limited partners.

         At the close of the second quarter of 2000, the Partnership had a contract, which was executed May 12th, to sell 51.39 acres of the Rutherford County, Tennessee property for $50,000 per acre. The contract calls for closing during September of 2000, but also provides for one thirty-day extension upon payment of $15,000. However, contract contingencies could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.

         In addition, on May 10, 2000, the Partnership executed a contract to sell 44 acres of its Rutherford County, Tennessee property for $100,000 per acre. The contract provided for a closing by August 8, 2000, but also provides that the closing can be extended for two 90-day periods upon payment of $25,000 for each such extension. Accordingly, the closing could be as late as February, 2001. There can be no assurance that this transaction will close.

         If the two sales described above close, the Partnership will have then sold all of the property.

         Expenses in the second quarter of 2000, included general and administrative expenses of $6,961 versus $11,013 in the second quarter of 1999. The decrease was primarily due to decreased professional fees. The 1999 professional fees included $3,441 for a land title survey that was done for a prospective sale, which did not occur. There was no such expense in the second quarter of 2000. Real estate taxes in the second quarter of 2000 were $56 compared to $5,250 in the second quarter of 1999. This decrease was due to the sale of land which occurred in the first quarter of 2000 and the year 1999. Management fees of $4,750, insurance costs of $51 and Delaware franchise and excise tax fees of $100 was comparable to the fees charged in the second quarter of 1999.

         Inflation did not have any material impact on operations during the second quarter of 2000 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         After making a $289,320 distribution to the limited partners, the Partnership had cash reserves of $106,467 at June 30, 2000, which will be used to cover the following estimated costs: accounting fees of $7,750, legal fees of $2,500, insurance costs of $50, property taxes of $750, management fees of $9,500, and other administrative costs of $3,500. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional six months. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the remaining Property or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the second quarter of 2000.

Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there have been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the second quarter of 2000.

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



Signature                           Title                              Date
---------                           -----                              ----
/s/ Richard W. Sorenson          Member,                        August 11, 2000
----------------------------     Southern Management
Richard W. Sorenson              Group, LLC


                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS


                                                        JUNE 30
                                                         2000        DECEMBER 31,
                           ASSETS                     (UNAUDITED)       1999
                                                      -----------     ----------
LAND HELD FOR SALE                                    $  800,183      $  962,574

CASH AND CASH EQUIVALENTS                                106,467         164,629

RECEIVABLE FROM SALE OF UTILITY EASEMENT                  17,658          17,658

PREPAID INSURANCE                                            102              --
                                                      ----------      ----------
                                                      $  924,410      $1,144,861
                                                      ==========      ==========

              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $    5,465      $   21,582

PARTNERS' EQUITY:
  GENERAL PARTNER                                         27,091          26,231
  LIMITED PARTNERS (9,650 UNITS OUTSTANDING)             891,854       1,097,048
                                                      ----------      ----------
                                                         918,945       1,123,279
                                                      ----------      ----------
                                                      $  924,410      $1,144,861
                                                      ==========      ==========




SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)



                                            FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                 ENDED JUNE 30                      ENDED JUNE 30
                                       ----------------------------        ------------------------------
                                           2000              1999               2000              1999
REVENUES:
  GAIN ON SALE OF LAND                 $        --       $        67       $   105,587       $        67
  INTEREST INCOME                            1,923             5,043             3,484             9,513
  OTHER INCOME                                  --                --               500                50
                                       -----------       -----------       -----------       -----------
                                             1,923             5,110           109,571             9,630
                                       -----------       -----------       -----------       -----------
EXPENSES:
  GENERAL AND ADMINISTRATIVE                 6,961            11,013            13,079            16,199
  MANAGEMENT FEE                             4,750             4,750             9,500             9,500
  REAL ESTATE TAXES                             56             5,250               767            10,764
  INSURANCE                                     51               192               102               384
  DELAWARE FRANCHISE & EXCISE TAX              100               100               100               330
                                       -----------       -----------       -----------       -----------
                                            11,918            21,305            23,548            37,177
                                       -----------       -----------       -----------       -----------

NET INCOME (LOSS)                           (9,995)          (16,195)           86,023           (27,547)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                    1,218,260         2,284,999         1,123,279         2,296,351
                                       -----------       -----------       -----------       -----------

CAPITAL DISTRIBUTION                      (289,320)         (460,187)         (290,357)         (460,187)

PARTNERS' EQUITY,
  END OF PERIOD                        $   918,945       $ 1,808,617       $   918,945       $ 1,808,617
                                       ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                          9,650             9,650             9,650             9,650
                                       ===========       ===========       ===========       ===========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                             $     (1.03)      $     (1.66)      $      8.83       $     (2.83)
                                       ===========       ===========       ===========       ===========



SEE NOTES TO FINANCIAL STATEMENTS.

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         FOR THE SIX MONTHS
                                                                             ENDED JUNE 30
                                                                     -------------------------
                                                                         2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                         $ 267,978       $ 124,251
  INTEREST INCOME RECEIVED                                               3,484           9,513
  OTHER INCOME RECEIVED                                                    500              50
  CASH PAID FOR OPERATING EXPENSES                                     (39,767)        (29,530)
                                                                     ---------       ---------
                  NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES                               232,195         104,284

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                    (290,357)       (460,187)
                                                                     ---------       ---------
                  DECREASE IN CASH                                     (58,162)       (355,903)

CASH, BEGINNING OF PERIOD                                              164,629         632,128
                                                                     ---------       ---------
CASH, END OF PERIOD                                                  $ 106,467       $ 276,225
                                                                     =========       =========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                                  $  86,023       $ (27,547)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

                  GAIN ON SALE OF LAND                                (105,587)            (67)
                  NET PROCEEDS FROM SALE OF LAND                       267,978         124,252
                  DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES    (16,117)        (18,601)
                  INCREASE IN PREPAID EXPENSES                            (102)           (384)
                  DECREASE IN ACCOUNTS RECEIVABLE                           --          26,631
                                                                     ---------       ---------
                  NET CASH PROVIDED BY OPERATING
                    ACTIVITIES                                       $ 232,195       $ 104,284
                                                                     =========       =========




SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 2000
                                   (Unaudited)

A.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.    RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:


                                          2000               1999
                                          ----               ----
      Management Fees                    $9,500             $9,500
      Reimbursements                     $1,101             $1,830
      Commissions                        $7,453             $4,147
