Form 10-Q
period 2000-09-30
SOUTHEAST ACQUISITIONS II LP
filed 2000-11-13
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -----            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                  ENDED SEPTEMBER 30, 2000.

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ----- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO SEPTEMBER 30, 2000.



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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at September 30, 2000 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership's objectives will be realized. At September 30, 2000, the remaining land consisted of approximately 95 acres of the Tennessee land.

         The Partnership is scheduled to terminate on December 31, 2000. There are currently no plans to extend the Partnership agreement. If there is land remaining at December 31, 2000, the current General Partner will continue to run operations through the liquidation mode.

         Results of Operations for Third Quarter of 2000 Compared with Third Quarter of 1999

         The Partnership activities for the third quarter of 2000 and the third quarter of 1999 were focused on the sale of Partnership property. There was no property sold in the third quarter of 2000. During the third quarter of 1999 the Partnership closed one sale in Greenville, South Carolina, selling approximately
18.9 acres for a sales price of $699,448.

         Income during the third quarter of 2000 consisted of interest income of $750 as compared to $4,193 of interest earned in the third quarter of 1999. The decrease in interest earned is a result of having a lower average cash reserve during the quarter compared to the same quarter of 1999. There was a decrease to the cash revenue resulting from a distribution to the limited partners during the second quarter of 2000. The Partnership also had extension fee revenue of $4,435 during the third quarter of 2000. There were no such fees during the third quarter of 1999.

         At the close of the third quarter of 2000, the Partnership had a contract, which was executed May 12th, to sell 51.39 acres of the Rutherford County, Tennessee property for $50,000 per acre. The original contract has been amended and calls for closing during November, 2000, but also provided for one thirty-day extension upon payment of $25,000. The related extension fees received in the third quarter are non-refundable and non-applicable to the purchase price. Contract contingencies could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.

         In addition, on May 10, 2000, the Partnership executed a contract to sell 44 acres of its Rutherford County, Tennessee property for $100,000 per acre. The purchaser has extended the contract to November, 2000. The purchaser may elect to extend the due diligence period for one additional ninety-day period upon payment of $25,000. There can be no assurance that this transaction will close.

         Expenses in the third quarter of 2000 included general and administrative expenses of $5,277 versus $4,804 in the third quarter of 1999. The increase was primarily due to an increase in legal fees. Real estate taxes in the third quarter of 2000 were $61 compared to $3,341 in the third quarter of 1999. This decrease was due to the sale of land which occurred in the first quarter of 2000 and the year 1999. Management fees of $4,750 and insurance costs of $51 were comparable to the fees charged in the third quarter of 1999.

         Inflation did not have any material impact on operations during the third quarter of 2000, and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $110,578 at September 30, 2000, which will be used to cover the following estimated costs: accounting fees of $8,400, legal fees of $2,500, insurance costs of $50, property taxes of $231, management fees of $4,750, and other administrative costs of $3,500. In the General Partner's opinion, the Partnership's reserves will be sufficient for an additional three months. However, if additional expenses are incurred or if the Properties cannot be sold within the next year, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the third quarter of 2000.

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

         No matters were submitted to the Partners for a vote during the third quarter of 2000.

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


Signature                       Title                              Date
---------                       -----                              ----

/s/ Richard W. Sorenson         Member,                     November 9, 2000
-----------------------         Southern Management         ----------------
Richard W. Sorenson             Group, LLC

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS

                                                   SEPTEMBER 30     DECEMBER 31
                                                       2000            1999
                           ASSETS                  (Unaudited)
                                                   ------------     ----------
Land held for sale                                  $  800,183      $  962,574

Cash and cash equivalents                              110,578         164,629

Receivable from sale of utility easement                17,658          17,658

Prepaid insurance                                           51              --
                                                    ----------      ----------
                                                    $  928,470      $1,144,861
                                                    ==========      ==========


              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $   14,479      $   21,582

Partners' equity:
  General partner                                       27,042          26,231
  Limited partners (9,650 units outstanding)           886,949       1,097,048
                                                    ----------      ----------
                                                       913,991       1,123,279
                                                    ----------      ----------
                                                    $  928,470      $1,144,861
                                                    ==========      ==========



See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                          FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                       --------------------------      -----------------------------
                                          2000            1999             2000              1999
                                       ---------       ----------      -----------       -----------
REVENUES:
  Gain on sale of land                 $      --       $   39,452      $   105,587       $    39,519
  Extension fees                           4,435               --            4,435                --
  Interest income                            750            4,193            4,234            13,706
  Other income                                --               --              500                50
                                       ---------       ----------      -----------       -----------
                                           5,185           43,645          114,756            53,275
                                       ---------       ----------      -----------       -----------

EXPENSES:
  General and administrative               5,277            4,804           18,356            21,003
  Management fee                           4,750            4,750           14,250            14,250
  Real estate taxes                           61            3,341              828            14,105
  Insurance                                   51              192              153               576
  Delaware franchise & excise tax             --               --              100               330
                                       ---------       ----------      -----------       -----------
                                          10,139           13,087           33,687            50,264
                                       ---------       ----------      -----------       -----------

NET INCOME (LOSS)                         (4,954)          30,558           81,069             3,011

Partners' equity,
  Beginning of period                    918,945        1,808,617        1,123,279         2,296,351
                                       ---------       ----------      -----------       -----------

Capital distribution                          --               --         (290,357)         (460,187)

Partners' equity,
  End of period                        $ 913,991       $1,839,175      $   913,991       $ 1,839,175
                                       =========       ==========      ===========       ===========

Weighted average number
  of limited partnership
  units outstanding                        9,650            9,650            9,650             9,650
                                       =========       ==========      ===========       ===========

Income (loss) from operations
  per limited partnership
  interest                             $   (0.51)      $     3.14      $      8.32       $      0.31
                                       =========       ==========      ===========       ===========



See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30
                                                                                -------------------------
                                                                                  2000            1999
                                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land                                                    $ 267,978       $ 751,016
  Extension fee income                                                              4,435              --
  Interest income received                                                          4,234          13,706
  Other income received                                                               500              50
  Cash paid for operating expenses                                                (40,841)        (36,210)
                                                                                ---------       ---------
                 Net cash provided by
                   operating activities                                           236,306         728,562

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                               (290,357)       (460,187)
                                                                                ---------       ---------
                 (Decrease) increase in cash                                      (54,051)        268,375

Cash, beginning of period                                                         164,629         632,128
                                                                                ---------       ---------
Cash, end of period                                                             $ 110,578       $ 900,503
                                                                                =========       =========


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Net income                                                                    $  81,069       $   3,011
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:

                 Gain on sale of land                                            (105,587)        (39,518)
                 Net proceeds from sale of land                                   267,978         751,016
                 Decrease in accounts payable and accrued expenses                 (7,103)        (26,233)
                 Increase in prepaid expenses                                         (51)           (192)
                 Decrease in accounts receivable                                       --          40,478
                                                                                ---------       ---------
                 Net cash provided by operating
                   activities                                                   $ 236,306       $ 728,562
                                                                                =========       =========



See notes to financial statements.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)

A.   ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.   RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                                  2000                1999
                                                  ----                ----
     Management Fees                             $14,250            $14,250
     Reimbursements                              $ 1,579            $ 2,832
     Commissions                                 $ 7,453            $39,120