Form 10-K405
period 2000-12-31
SOUTHEAST ACQUISITIONS II LP
filed 2001-03-28
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

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


                          3011 Armory Drive, Suite 310
                           Nashville, Tennessee 37204
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

           Issuer's telephone no., including area code: (615) 833-8716
--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12 (b) of the Act.

                           Name of each exchange: None
             Title of each class on which registered: Not Applicable

          Securities registered pursuant to Section 12 (g) of the Act:
                    Limited Partnership Units $1,000 Per Unit
         --------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past (90) days. Yes [X]   No [ ]


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

                                TABLE OF CONTENTS


PART I

ITEM I.   BUSINESS...........................................................................1
          Background ........................................................................1
          Material Recent Developments.......................................................2
          Employees..........................................................................2
          Competition........................................................................2
          Trademarks and Patents.............................................................2

ITEM 2.   PROPERTIES.........................................................................2

ITEM 3.   LEGAL PROCEEDINGS..................................................................4

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................4


PART II.

ITEM 5.   MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
          INTEREST AND RELATED SECURITY HOLDER MATTERS.......................................4

ITEM 6.   SELECTED FINANCIAL DATA............................................................4
          SELECTED QUARTERLY FINANCIAL DATA..................................................5

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..........................................................6
          Background.........................................................................6
          Results of Operations..............................................................6
          2000 Compared to 1999..............................................................6
          1999 Compared to 1998..............................................................6
          Liquidity and Capital Resources....................................................7
          Year 2000 Compliance...............................................................7

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................7

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...........................................................7


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP................................7

ITEM 11.  EXECUTIVE COMPENSATION.............................................................9

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.........................................................................9
          Security Ownership of Management...................................................9
          Changes in Control.................................................................9

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................9


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K..........................................................................10
                  (a)  Index to Financial Statements........................................10
                  (b)  Reports on Form 8-K..................................................10
                  (c)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)....10

SIGNATURES

                                     PART I

ITEM 1.           BUSINESS

                  Background

                  Southeast Acquisitions II, L.P. (the "Partnership") was formed on December 14, 1987, as a Delaware limited partnership. The Partnership's public offering of 9,650 units of limited partnership interest ("Units") commenced on June 8, 1988 and terminated on July 18, 1988 when all 9,650 Units were sold. The Partnership has since been scheduled to terminate on December 31, 2000. There are currently no plans to extend the Partnership agreement. Since there is land remaining at December 31, 2000, the current General Partner will continue to run operations through the liquidation mode.

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

                  Since acquisition, through January 2001, the Partnership has sold all of its Georgia Property, all of its South Carolina Property, and approximately 66% of its Tennessee Property. All remaining land is currently being marketed.

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

                  Material Recent Developments

                  During 2000, all of the remaining land in Henry County, Georgia, approximately 67 acres, was sold for $298,100. The Partnership also recognized an additional $7,509 for the utility easement that was granted to the Town of Smyrna in 1999 in relation to the Rutherford County Property in Tennessee. The Partnership also received non-refundable extension fees of $50,000 and recognized interest income of $75,928 in relation to the extension of a pending sales contract on approximately 52 acres of the Partnership's land in Tennessee. This sale closed in January 2001. The remaining Rutherford County Property is under contract for sale. If the sale occurs on or prior to March 31, 2001, the purchase price is $100,000 per acre, if the closing occurs between April 1, 2001 and May 31, 2001, the purchase price will be $103,000 per acre. If the closing occurs between June 1, 2001 and July 31, 2001, the purchase price will be $105,000 per acre. There can be no assurance that this contract will close.

                  Employees

                  The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

                  Competition

                  The General Partner believes that there is significant direct competition within a five-mile radius of the Properties. The Property is located in middle Tennessee.

                  Trademarks and Patents

                  The Partnership has no trademarks or patents.

ITEM 2.           PROPERTIES

                  The Partnership owns 98 acres of undeveloped land in Rutherford County, Tennessee.

                  Henry County, Georgia Property:

                  All of the Henry County, Georgia Property has been sold.

                  The Partnership sold approximately 13 acres during 1988 and 1989, 15 acres in 1992, 47 acres in 1993, 73 acres in 1994 and 25 acres in 1995.

                  During 1998, the Partnership sold approximately 44 acres for a gross sales price of approximately $209,500 less commissions and expenses.

                  During 1999, the Partnership closed the sale of 69.122 acres of Henry County Property for $138,244 less commissions and expenses.

                  On March 3, 2000, the Partnership closed the sale of the remaining land for $298,100 less commissions and expenses.

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

                  Rutherford County, Tennessee Property:

                  The Rutherford County, Tennessee Property is located approximately 18 miles southeast of the Nashville Central business district and 10 miles southeast of the Nashville Metropolitan Airport. Following a sale of four acres in 1995, 32.514 acres in 1997, and 52.281 acres in January 2001, the Property consists of approximately 46 acres in the northeast quadrant of the I-24/Sam Ridley interchange, with frontage on the access road. The four acres sold in 1995 were part of the Property located at the northwest corner of the I-24 interchange. This land was located along Sam Ridley and was the portion of the Property located furthest from the interchange itself and was sold for a price of $50,000 per acre. The 32.514-acre sale in 1997 and the 52.281 acre sale in January 2001, were also at $50,000 per acre. During 1998 and 1999 there were no sales of Rutherford County, Tennessee Property but the Partnership sold an easement for $101,500 less commissions in 1998 and another utility easement in 1999 for $17,658. In 2000, the Partnership recognized an additional $7,509 in relation to the 1999 utility easement sale.

                  In an effort to make future development of the Property easier, all of the Property has now been zoned for commercial use and is located entirely within the Smyrna City Limits rather than part in the City of Smyrna and part in the City of LaVergne. There is a small cemetery located in the northwest quadrant of I-24, which the former general partner was aware of at the time of purchase, and which the General Partner does not believe will have an adverse effect on the Partnership's ability to sell the land. The I-24/Sam Ridley Parkway interchange is one exit south of Interchange City Industrial Park, the largest industrial park in the Nashville area, and is currently the last I-24 interchange south of the city to which sewer lines are available. At December 31, 1997, I-24 was being widened to three lanes in each direction from Bell Road in Nashville to the Sam Ridley interchange. This widening was completed in 1998. In 1999 I-24 was being widened to three lanes from Sam Ridley interchange to the I-440 interchange approximately 9 miles south of the property. This was completed in 2000.

                  The former general partner had the Rutherford County Property appraised in 1996 by Martin Appraisal Services. The appraiser had no affiliation with the former general partner, although the president of Martin Appraisal Services served as a vice president of an affiliate of the current General Partner from April 1984 to August 1987. The Property was appraised in two tracts; one consisting of 84.5 acres for $2,250,000, or approximately $26,627 per acre, and the second consisting of 45.05 acres for $2,000,000, or approximately $44,395 per acre. The appraisal used the sales comparison (market) approach to value the Property in bulk. The appraiser also estimated the value of the Property if developed and sold as lots to end-users. The appraiser was able to use several sales of land that occurred in the past few years along Sam Ridley Parkway in the sales comparison approach. In the development analysis, the appraiser evaluated the sale of tracts of land over a three-year period and estimated the costs of necessary utility improvements. Due to the short period of time estimated as an absorption period, the appraiser did not discount the cash flow for the absorption period.

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

                  There were no matters submitted to a vote of security holders in 2000.


                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on June 8, 1988 of 9,650 units of limited partnership interests. The offering of $9,650,000 was fully subscribed and terminated on June 24, 1988. As of December 31, 2000, there were 477 limited partners in the Partnership.

ITEM 6.                    SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------
                  For the Year      For the Year     For the Year      For the Year    For the Year
                      Ended             Ended            Ended             Ended            Ended
                  December 31,      December 31,     December 31,      December 31,     December 31,
                      2000              1999             1998              1997             1996
----------------------------------------------------------------------------------------------------
Operating
Revenues          $   244,963       $      73,299    $ 1,719,053       $ 1,349,188      $ 1,007,565
----------------------------------------------------------------------------------------------------
Net Income        $   198,000       $      10,865    $ 1,620,142       $ 1,231.547      $   947,477
----------------------------------------------------------------------------------------------------
Net Income per
Unit of Limited
Partnership
Interest          $     20.52       $        1.13    $    167.89       $    127.62      $     98.18
----------------------------------------------------------------------------------------------------
Total Assets      $ 1,082,329       $   1,144,861    $ 2,349,250       $ 2,632,282      $ 2,693,772
----------------------------------------------------------------------------------------------------
Long Term
Obligations        NONE                NONE              NONE              NONE             NONE
----------------------------------------------------------------------------------------------------
Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest          $        30       $         123    $       186       $       150      $       134
----------------------------------------------------------------------------------------------------

                  SELECTED QUARTERLY FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------

                 For the        For the        For the        For the        For the        For the        For the        For the
              Quarter Ended  Quarter Ended  Quarter Ended  Quarter Ended  Quarter Ended  Quarter Ended  Quarter Ended  Quarter Ended
              December 31,   September 30,     June 30,      March 31,     December 31,   September 30,    June 30,     March 31,
                  2000           2000            2000           2000           1999           1999           1999          1999

------------------------------------------------------------------------------------------------------------------------------------

Operating
Revenue           $130,207      $ 5,185        $ 1,923        $107,648        $20,024        $43,645      $  5,110         $  4,520
------------------------------------------------------------------------------------------------------------------------------------


Gross Profit*          N/A          N/A            N/A             N/A            N/A            N/A           N/A             N /A
------------------------------------------------------------------------------------------------------------------------------------

Net Income
(Loss)
before
Extra-
ordinary
Items and
Cumulative
Effect of a
Change in
Accounting        $116,931      $(4,954)       $(9,995)       $ 96,018        $ 7,854        $30,558      $(16,195)        $(11,352)
------------------------------------------------------------------------------------------------------------------------------------

Net Income
(Loss)**
per Unit
of Limited
Partnership
Interest          $  12.12      $ (0.51)       $ (1.04)       $   9.95        $  0.82        $  3.17      $  (1.68)        $  (1.18)
------------------------------------------------------------------------------------------------------------------------------------

Net Income
(Loss)            $116,931      $(4,954)       $(9,995)       $ 96,018        $ 7,854        $30,558      $(16,195)        $(11,352)
------------------------------------------------------------------------------------------------------------------------------------

 *In the real estate industry, costs of sales are netted in the gain on sale of land and are included in operating revenues; therefore, there is no breakdown for gross profit.
**Net income (loss) per unit of limited partnership interest for the first three quarters of 1999 and 2000 have been restated to conform to the year-end presentation.

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

                  In 1988 the Partnership purchased 579 acres of unimproved land at three locations. The status of these Properties at December 31, 2000 is as follows:


-------------------------------------------------------------------------------------------------------
                                               Property Sold Prior to         Remaining Property Held
Place                  Property Purchased        December 31, 2000                    for Sale
-------------------------------------------------------------------------------------------------------
Henry County,          353 Acres                     353 Acres                       -0- Acres
Georgia
-------------------------------------------------------------------------------------------------------

Greenville,             91 Acres                      91 Acres                       -0- Acres
South Carolina
-------------------------------------------------------------------------------------------------------
Rutherford County,     135 Acres                      37 Acres                       98 Acres
Tennessee
-------------------------------------------------------------------------------------------------------

                  2000 Compared to 1999

                  During 2000, the Partnership sold approximately 67 acres in Henry County, Georgia, recognized additional easement income on the Rutherford County Property and recognized non-refundable extension fees and interest income related to a subsequent 2001 sale of 52 acres in Rutherford County. These transactions provided a gain of $239,024 compared with gains on sales of Property and easement rights during 1999 of $55,493. Other revenues in 2000 consisted of $5,939 in interest income compared with interest income of $17,806 in 1999. During 2000, a distribution of $30 per Unit was made to the Limited Partners.

                  Expenses during 2000 were $46,963, consisting of general and administrative expenses of $26,873, management fees of $19,000, real estate taxes of $886 and insurance of $204. The general and administrative expenses included $22,577 in accounting and legal fees, which represents an increase of $7,567 from 1999. This increase was primarily due to legal assistance needed for the Rutherford County closing and finalizing the utility easement agreement. In 2000 there was a decrease in real estate taxes of $15,805 due to the sale of land.

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

                  Inflation did not have a material impact on operations during 2000, 1999 and 1998.

                  Liquidity and Capital Resources

                  Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $219,224 at December 31, 2000. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses through the liquidation mode. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

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


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 2000, 1999 and 1998 together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K.

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

                  Mr. Sorenson, age 75, has over 39 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

                  The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

                  Paul J. Plummer, age 51. Mr. Plummer is a registered architect and serves as director of architectural services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

                  Wood S. Caldwell, age 47. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SVC in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

                  Axson E. West, age 46. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SVC in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. He received his Bachelor of Arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

                  Cameron W. Sorenson, age 39. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large-scale land development ventures for SVLLC. Prior to joining SVC in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his Bachelor of Science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

                  Randy W. Parham, age 45. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage.

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


ITEM 11.          EXECUTIVE COMPENSATION

                  During the fiscal years ended December 31, 2000, 1999 and 1998, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the General Partner management fees of $19,000 in the fiscal years ended December 31, 2000, 1999 and 1998. See Item 13 of this report, "Certain Relationships and Related Transactions".


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of December 31, 2000 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known to the Partnership to beneficially own more than 5% of the Units of the Partnership.

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

                  The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). During 2000, 1999 and 1998, the General Partner received no cash distributions.

                  At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property. Any such real estate commission or disposition fee paid to the General Partner will reduce any distribution to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 2000, 1999 and 1998, the Partnership paid real estate sales commissions of $7,453, $34,972 and $66,692, respectively, to the General Partner. The Partnership also paid real estate sales commissions of $10,150 to affiliates of the General Partner during 1998.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

                  (a)      Index to Financial Statements Page

                           Report of Independent Auditors                           F-2
                           Balance Sheets                                           F-3
                           Statements of Income                                     F-4
                           Statements of Partners' Equity                           F-5
                           Statements of Cash Flow                                  F-6
                           Notes to Financial Statements                            F-7

                           Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2000.

                  (c)      Exhibits (numbered in accordance with Item 601 of
                           Regulation S-K)


-----------------------------------------------------------------------------------------------------
Exhibit Numbers                     Description                         Page Numbers
-----------------------------------------------------------------------------------------------------
3.1 (a)                    Certificate of Limited Partnership           *
-----------------------------------------------------------------------------------------------------
3.1 (b) & (4)              Restated Limited Partnership Agreement       **
-----------------------------------------------------------------------------------------------------
3.1 (c)                    First Amendment to Restated Limited          E-1
                           Partnership Agreement
-----------------------------------------------------------------------------------------------------
9                          Not Applicable
-----------------------------------------------------------------------------------------------------
11                         Not Applicable
-----------------------------------------------------------------------------------------------------
12                         Not Applicable
-----------------------------------------------------------------------------------------------------
13                         Not Applicable
-----------------------------------------------------------------------------------------------------
16                         Not Applicable
-----------------------------------------------------------------------------------------------------
18                         Not Applicable
-----------------------------------------------------------------------------------------------------
19                         Not Applicable
-----------------------------------------------------------------------------------------------------
22                         Not Applicable
-----------------------------------------------------------------------------------------------------
24                         Not Applicable
-----------------------------------------------------------------------------------------------------

25                         Not Applicable
-----------------------------------------------------------------------------------------------------
27                         Financial Data Schedule (for SEC use only)
-----------------------------------------------------------------------------------------------------
29                         Not Applicable
-----------------------------------------------------------------------------------------------------


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


Signature                            Title                                       Date
---------                            -----                                       ----

/s/ Richard W. Sorenson              President, Chief Executive               3/28/2001
------------------------             Officer and Chief Financial Officer
                                     of Southern Management Group, LLC.

Audited Financial Statements

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2000



Independent Auditors' Report.........................................F-2
Balance Sheets.......................................................F-3
Statements of Income.................................................F-4
Statements of Partners' Equity.......................................F-5
Statements of Cash Flows.............................................F-6
Notes to Financial Statements........................................F-7

WILLIAMS
BENATOR
      &
LIBBY, LLP
CERTIFIED PUBLIC ACCOUNTANTS
      AND CONSULTANTS

                          INDEPENDENT AUDITORS' REPORT


Partners
Southeast Acquisitions II, L.P.
Nashville, Tennessee


We have audited the accompanying balance sheets of Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999, and 1998 in conformity with generally accepted accounting principles.

As more fully described in Note A, according to the terms of the partnership agreement, the Partnership was scheduled to terminate on December 31, 2000 and is continuing to operate in liquidation mode.

                                    /s/ Williams Benator & Libby, LLP


Atlanta, Georgia
January 16, 2001

BALANCE SHEETS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


                                                            December 31
                                                       2000              1999
                                                    ----------        ----------
ASSETS

Land held for sale--Note D                          $  800,183        $  962,574
Cash and cash equivalents                              219,224           164,629
Interest and other receivables--Note F                  62,922               -0-
Receivable from sale of utility easement                   -0-            17,658
                                                    ----------        ----------

                                                    $1,082,329        $1,144,861
                                                    ==========        ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $   11,587        $   21,582
Earnest money on deposit--Note E                        40,000               -0-

Partners' equity--Note C:
  General partner                                       28,211            26,231
  Limited partners (9,650 units outstanding)         1,002,531         1,097,048
                                                    ----------        ----------
                                                     1,030,742         1,123,279
                                                    ----------        ----------

                                                    $1,082,329        $1,144,861
                                                    ==========        ==========

See notes to financial statements.

STATEMENTS OF INCOME

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)



                                                          Year Ended December 31
                                                  2000             1999              1998
                                                --------        ----------        ----------
Revenues:
  Gain on sale of land                          $105,587        $   37,835        $1,608,691
  Gain on sale of utility easements                7,509            17,658            91,350
  Extensions fees and interest income on
     pending sale of land--Note F                125,928               -0-               -0-
  Interest and other income                        5,939            17,806            19,012
                                                --------        ----------        ----------
                                                 244,963            73,299         1,719,053
Expenses:
  General and administrative                      26,873            26,065            40,310
  Management fees--Note B                         19,000            19,000            19,000
  Real estate taxes                                  886            16,691            38,757
  Insurance                                          204               678               844
                                                --------        ----------        ----------
                                                  46,963            62,434            98,911
                                                --------        ----------        ----------

Net income:
  General partner                                  1,980               109            16,201
  Limited partners                               196,020            10,756         1,603,941
                                                --------        ----------        ----------

                                                $198,000        $   10,865        $1,620,142
                                                ========        ==========        ==========

Net income per limited partnership unit         $  20.52        $     1.13        $   167.89
                                                ========        ==========        ==========



See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)




                                                                 General             Limited
                                                                 Partner             Partners             Total
                                                              -------------        ------------       -------------

Balance at January 1, 1998                                    $     9,921        $   2,456,997      $    2,466,918

Distributions ($186 per unit)                                         -0-           (1,790,709)         (1,790,709)

Net income for the year ended
  December 31, 1998                                                16,201            1,603,941           1,620,142
                                                              -----------        -------------      --------------

Balance at December 31, 1998                                       26,122            2,270,229           2,296,351

Distributions ($123 per unit)                                         -0-           (1,183,937)         (1,183,937)

Net income for the year ended
  December 31, 1999                                                   109               10,756              10,865
                                                              -----------        -------------      --------------

Balance at December 31, 1999                                       26,231            1,097,048           1,123,279

Distributions ($30 per unit)                                          -0-             (290,537)           (290,537)

Net income for the year ended
  December 31, 2000                                                 1,980              196,020             198,000
                                                              -----------        -------------      --------------

Balance at December 31, 2000                                  $    28,211        $   1,002,531      $    1,030,742
                                                              ===========        =============      ==============


See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


                                                                       Year Ended December 31
                                                               2000              1999                1998
                                                            ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 198,000         $    10,865        $ 1,620,142
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of land                                   (105,587)            (37,835)        (1,608,691)
      Proceeds from sale of land, net of
          escrowed cash of $88,406 in 1998                    267,978             751,016          2,206,007
      Cash paid for land improvements                             -0-             (73,671)               -0-
      Decrease (increase) in property tax
        reimbursement due from purchaser of land                  -0-              26,631            (26,631)
      Increase in interest and other receivables              (62,922)                -0-                -0-
      Decrease (increase) in receivable from sale of
          utility easement                                     17,658             (17,658)               -0-
      Decrease in cash held in escrow                             -0-              88,406                -0-
      (Decrease) increase in accounts payable
        and accrued expenses                                   (9,995)            (31,317)               489
      Increase in earnest money on deposit                     40,000                 -0-                -0-
      Decrease in escrow payable                                  -0-                 -0-            (99,000)
      Decrease in payable to affiliate                            -0-                 -0-            (13,954)
                                                            ---------         -----------        -----------
                            NET CASH PROVIDED BY
                            OPERATING ACTIVITIES              345,132             716,437          2,078,362

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to limited partners                          (290,537)         (1,183,937)        (1,790,709)
                                                            ---------         -----------        -----------
                          INCREASE (DECREASE) IN
                       CASH AND CASH EQUIVALENTS               54,595            (467,500)           287,653

Cash and cash equivalents at beginning of year                164,629             632,129            344,476
                                                            ---------         -----------        -----------

                       CASH AND CASH EQUIVALENTS
                                  AT END OF YEAR            $ 219,224         $   164,629        $   632,129
                                                            =========         ===========        ===========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2000


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) ("the Partnership") is a Delaware limited partnership that was formed to acquire and sell undeveloped land. The Partnership was formed during December 1987 and received equity contributions totaling $9,650,000 through the sale of 9,650 limited partnership units during 1988. The Partnership was originally scheduled to terminate on December 31, 1998. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2000. It is the intention of the general partner to operate in liquidation mode until all of the Partnership's land is sold. At December 31, 2000, there were no adjustments necessary to present the financial statements on a liquidation basis.

During 1988, the Partnership purchased undeveloped land to be marketed for sale as follows: approximately 135 acres near Nashville, Tennessee, approximately 91 acres in Greenville, South Carolina, and approximately 353 acres near Atlanta, Georgia. This land was purchased from an affiliate of the previous general partner. At December 31, 2000, the remaining land consisted of approximately 98 acres of the Tennessee land.

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

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. The write-down of the land's carrying value that has been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 2000 and 1999, the remaining portion of the 1991 write-down that had not been recognized for income tax purposes totaled $2,521,015.

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


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

Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2000, cash on deposit included approximately $227,000 in excess of federally insured limits.


NOTE B--RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2000, 1999 and 1998, the Partnership paid management fees to the general partner of $19,000, as provided for in the amendment to the partnership agreement that was adopted during November 1997. No management fees will be paid during 2001 since the Partnership will be operating in liquidation mode.

During the years ended December 31, 2000, 1999 and 1998, sales commissions totaling $7,453, $34,972, and $66,692, respectively, were paid to the general partner related to sales of land. During the year ended December 31, 1998, sales commissions of $10,150 were paid to one of the general partner's members and a related company.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 2000, 1999 and 1998, reimbursements to the general partner's members and related companies totaled $1,634, $3,708, and $9,265, respectively.

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be made 100% to the limited partners until the limited partners have received (i) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contribution, as defined ($1,715,019 at December 31, 2000) plus (ii) a return of their capital contributions ($9,650,000 at December 31, 2000); thereafter, distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

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

During the years ended December 31, 2000, 1999 and 1998, the Partnership paid distributions against the limited partners' cumulative annual return in accordance with the partnership agreement of $290,537, $1,183,937, and $1,790,709, respectively, or per unit amounts of $30, $123, and $186, respectively.

Cumulative distributions applied against the limited partners' cumulative annual return through December 31, 1999 totaled $10,348,281, or $1,072 per unit.

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

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 2000, land consisted of the following:

            Description                 Initial Cost      Carrying Amount     Date Acquired
----------------------------------      ------------      ---------------     -------------

98 acres of unimproved land
   in Rutherford County, Tennessee       $3,321,198           $800,183          June 1988

There were no liens on the land as of December 31, 2000. At December 31, 2000, the aggregate carrying value of the land for income tax purposes was $3,321,198. The difference between the carrying value for financial statement purposes and income tax purposes resulted from a write-down of the Tennessee property's carrying value that was recorded for financial statement purposes during 1991 as more fully described in Note A. As more fully described in Note F, the Partnership sold 52 acres of the Tennessee land during January 2001.

Land activity during the years ended December 31, 1998, 1999 and 2000 consisted of the following:

         Balance at January 1, 1998                                         $ 2,287,806
         Additions                                                                   -0-
         Deductions--cost of land sold                                         (685,722)
                                                                            -----------

                                             Balance at December 31, 1998     1,602,084
         Additions                                                               73,671
         Deductions--cost of land sold                                         (713,181)
                                                                            -----------

                                             Balance at December 31, 1999       962,574
         Additions                                                                   -0-
         Deductions--cost of land sold                                         (162,391)
                                                                            -----------

                                             Balance at December 31, 2000   $   800,183
                                                                            ===========

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE E--EARNEST MONEY ON DEPOSIT

At December 31, 2000, earnest money on deposit consisted of $40,000 received from the purchaser of certain land, which was to be applied to the sale of approximately 52 acres of the Partnership's land in Tennessee. This sale closed in January 2001.


NOTE F--EXTENSION FEES AND INTEREST INCOME ON PENDING SALE OF LAND

During the year ended December 31, 2000, the Partnership received non-refundable extension fees of $50,000 and recognized interest income of $75,928 related to the extension of the closing date of a pending sales contract. At December 31, 2000, interest and other receivables included interest of $62,622 related to this sale. The sale closed in January 2001.