Form 10-Q
period 2001-03-31
SOUTHEAST ACQUISITIONS II LP
filed 2001-05-15
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO MARCH 31, 2001.

Commission File number:  0-17680 (formerly 33-20255)

                         SOUTHEAST ACQUISITIONS II, L.P.
                         -------------------------------
                           (Exact name of registrant)

Delaware                                    23-2498841
--------                                    ----------

(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

3011 Armory Drive, Suite 310
Nashville, Tennessee  37204
(Address of Principal Executive Offices)

Issuer"s Telephone Number:  615-834-0872

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at March 31, 2001 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership's objectives will be realized. At March 31, 2001 there remains approximately 46 acres of Rutherford County, Tennessee property.

         Results of Operations for First Quarter of 2001 Compared with First Quarter of 2000

         The Partnership activities for the first quarter of 2001 and the first quarter of 2000 were focused on the sale of Partnership property. During the first quarter of 2001, the Partnership sold approximately 53 acres of the Rutherford County, Tennessee land for a sales price of $2,614,050 and recognized a gain of $1,918,254. The Partnership also received $10,155 in interest income related to the extension of this sale. During the first quarter of 2000, the Partnership completed the sale of all of the remaining land in Henry County, Georgia, approximately 67 acres, for a sales price of $298,100. Income during the first quarter of 2001 also consisted of interest income of $15,053 as compared to $1,561 of interest earned in the first quarter of 2000. The increase in interest earned is a result of having a higher average cash reserve during the quarter compared to the same quarter of 2000. There was an increase to the cash reserve resulting from the above-mentioned sale. In 2000, the Partnership received $500 from a builder who had inadvertently encroached on a small portion of the Henry County Property. A quitclaim deed was prepared to convey the land to the builder.

         Expenses in the first quarter of 2001 included general and administrative expenses of $7,162 versus $6,118 in the first quarter of 2000. The increase was primarily due to increased legal charges and office expenses. In addition, the Partnership paid $6,847 for Tennessee franchise and excise taxes and $858 for the first quarter 2001 estimated franchise and excise taxes. The Partnership must also pay approximately $35,000 for Tennessee franchise tax related to the gain on sale of the Ruterford County, Tennessee Property. The Partnership paid no such taxes during 2000. Since the Partnership is currently operating in the liquidation mode, it had no management fees in the first quarter of 2001 as compared to $4,750 that was paid in the first quarter of 2000. Real estate taxes in the first quarter of 2001 were $21 compared with $711 in the first quarter of 2000. This decrease was due primarily to the sale of land during 2000 and 2001. Insurance in the first quarter of 2001 was $18 compared with $51 in the first quarter of 2000.

         Inflation did not have any material impact on operations during 2001 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $89,622 at March 31, 2001, which will be used to cover the following estimated annual costs: accounting fees of $12,000, legal fees of $5,000, insurance costs of $71, property taxes of $86, Tennessee franchise taxes of $37,580 and other administrative costs of $21,000. In the General Partner's opinion, the Partnership's reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Properties cannot be sold within the next year, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 2001.

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

         No matters were submitted to the Partners for a vote during the first quarter of 2001.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers            Description               Page Number
                           None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                   Title                              Date
 /s/ Richard W. Sorenson                    President,                          5/14   2001
------------------------                    Southern Management                 -------
Richard W. Sorenson                         Group, LLC

                         EXHIBIT A
               SOUTHEAST ACQUISITIONS II, LP
                       BALANCE SHEETS

                                                                 MARCH 31,         DECEMBER 31,
                                                                   2001                2000
                           ASSETS                              (UNAUDITED)
                           ------                              ------------        ------------
LAND HELD FOR SALE                                             $    372,717        $    800,183

CASH AND CASH EQUIVALENTS                                            89,622             219,224

INTEREST AND OTHER RECEIVABLES                                          162              62,922
                                                               ------------        ------------
                                                               $    462,501        $  1,082,329
                                                               ============        ============
              LIABILITIES AND PARTNERS' EQUITY
              --------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                          $     47,203        $     11,587

EARNEST MONEY ON DEPOSIT                                                 --              40,000

PARTNERS' EQUITY:
  GENERAL PARTNER                                                    47,147              28,211
  LIMITED PARTNERS (9,650 UNITS OUTSTANDING)                        368,151           1,002,531
                                                               ------------        ------------
                                                                    415,298           1,030,742
                                                               ------------        ------------
                                                               $    462,501        $  1,082,329
                                                               ============        ============

SEE NOTES TO FINANCIAL STATEMENTS

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31
                                                                   2001                2000
                                                               ------------        ------------
REVENUES:
  GAIN ON SALE OF LAND                                         $  1,918,254        $    105,587
  INTEREST INCOME RELATED TO SALE OF LAND                            10,155                  --
  INTEREST INCOME                                                    15,053               1,561
  OTHER INCOME                                                           --                 500
                                                               ------------        ------------
                                                                  1,943,462             107,648
                                                               ------------        ------------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                                          7,162               6,118
  MANAGEMENT FEE                                                         --               4,750
  REAL ESTATE TAXES                                                      21                 711
  INSURANCE                                                              18                  51
  TENNESSEE FRANCHISE AND EXCISE TAX                                 42,705                  --
                                                               ------------        ------------
                                                                     49,906              11,630
                                                               ------------        ------------

NET INCOME (LOSS)                                                 1,893,556              96,018

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                                             1,030,742           1,123,279

CAPITAL DISTRIBUTION                                             (2,509,000)             (1,037)
                                                               ------------        ------------

PARTNERS' EQUITY,
  END OF PERIOD                                                $    415,298        $  1,218,260
                                                               ============        ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                   9,650               9,650
                                                               ============        ============

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                                     $     196.22        $       9.95 *
                                                               ============        ============

* NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST FOR THE FIRST QUARTER OF 2000 HAS BEEN RESTATED TO CONFORM TO THE 2000 YEAR-END PRESENTATION.

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31
                                                                                        -------------------------------
                                                                                            2001                2000
                                                                                        ------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND                                                            $  2,305,720         $  267,978
  INTEREST INCOME RECEIVED                                                                    25,208              1,561
  OTHER INCOME RECEIVED                                                                           --                500
  DECREASE IN INTEREST AND OTHER RECEIVABLES                                                  62,760                 --
  CASH PAID FOR OPERATING EXPENSES                                                           (14,290)           (29,089)
                                                                                        ------------         ----------
                 NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                                    2,379,398            240,950

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                                                        (2,509,000)            (1,037)
                                                                                        ------------         ----------
                 (DECREASE) INCREASE IN CASH                                                (129,602)           239,913

CASH, BEGINNING OF PERIOD                                                                    219,224            164,629
                                                                                        ------------         ----------
CASH, END OF PERIOD                                                                     $     89,622         $  404,542
                                                                                        ============         ==========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  NET INCOME                                                                            $  1,893,556         $   96,018
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

                 GAIN ON SALE OF LAND                                                     (1,918,254)          (105,587)
                 NET PROCEEDS FROM SALE OF LAND, NET OF ESCROWED CASH
                   OF $40,000 IN 2001                                                      2,305,720            267,978
                 INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND
                   ACCRUED EXPENSES                                                           35,616            (17,306)
                 INCREASE IN PREPAID EXPENSES                                                     --               (153)
                 DECREASE IN ACCOUNTS RECEIVABLE                                              62,760                 --
                                                                                        ------------         ----------
                 NET CASH PROVIDED BY OPERATING
                   ACTIVITIES                                                           $  2,379,398         $  240,950
                                                                                        ============         ==========

SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2001
                                   (Unaudited)

A.       ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                             2001             2000
                                          ----------        --------
         Management Fees                  $      -0-        $  4,750
         Reimbursements                   $       77        $    256
         Commissions                      $  261,405        $  7,453