Form 10-Q
period 2001-06-30
SOUTHEAST ACQUISITIONS II LP
filed 2001-08-13
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO JUNE 30, 2001.



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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at June 30, 2001 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership's objectives will be realized. At June 30, 2001 there remains approximately 46 acres of Rutherford County, Tennessee property.

         Results of Operations for Second Quarter of 2001 Compared with Second Quarter of 2000

         The Partnership activities for the second quarter of 2001 and the second quarter of 2000 were focused on the sale of Partnership property. During the second quarter of 2001, as in 2000, there were no sales. However, the Partnership did receive $60,300 in extension fee income as the result of a cancelled purchase contract on the remaining Rutherford County Property. The Partnership also received $2,091 in interest income on these extension fees. There were no such fees received in the second quarter of 2000. Income during the second quarter of 2001 also consisted of interest income of $753 as compared to $1,923 of interest earned in the second quarter of 2000. The decrease in interest earned is a result of having a lower average cash reserve during the second quarter of 2001 compared to the same quarter of 2000. There was a decrease to the cash reserve resulting from a distribution to the limited partners in the first quarter of 2001.

         Subsequent to the close of the second quarter of 2001, the Partnership executed a contract, on July 3rd, 2001 to sell all of the remaining property in Rutherford County Tennessee for $117,612 per acre. The contract calls for closing by October of 2001, but also provides for a 30 day extension upon payment of $25,000. However, contract contingencies could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.

         Expenses in the second quarter of 2001 included general and administrative expenses of $6,667 versus $6,961 in the second quarter of 2000. The decrease was primarily due to decreased legal charges and office expenses. In addition, the Partnership paid $858 for the second quarter 2001 estimated Tennessee franchise and excise taxes. The Partnership paid no such taxes during the second quarter of 2000. Since the Partnership is currently operating in the liquidation mode, it had no management fees in the second quarter of 2001 as compared to $4,750 that was paid in the second quarter of 2000. Real estate taxes in the second quarter of 2001 were $21 compared with $56 in the second quarter of 2000. Insurance in the second quarter of 2001 was $18 compared with $51 in the second quarter of 2000.

         Inflation did not have any material impact on operations during 2001 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $139,495 at June 30, 2001, which will be used to cover the following estimated annual costs: accounting fees of $12,000, legal fees of $5,000, insurance costs of $71, property taxes of $86, Tennessee franchise taxes of $37,580 and other administrative costs of $21,000. In the General Partner's opinion, the Partnership's reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Properties cannot be sold within the next year, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the second quarter of 2001.

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

         No matters were submitted to the Partners for a vote during the second quarter of 2001.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers            Description
---------------            -----------



SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                Title                        Date
---------                                -----                        ----

/s/ Richard W. Sorenson           President,                    August 13, 2001
-----------------------------     Southern Management           ----------
Richard W. Sorenson               Group, LLC

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS

                                                     JUNE 30,    DECEMBER 31,
                                                       2001         2000
                                                   (UNAUDITED)
                                                   ----------     ----------
                           ASSETS

LAND HELD FOR SALE                                 $  372,717     $  800,183

CASH AND CASH EQUIVALENTS                             139,495        219,224

INTEREST AND OTHER RECEIVABLES                             --         62,922

PREPAID INSURANCE                                          36             --
                                                   ----------     ----------
                                                   $  512,248     $1,082,329
                                                   ==========     ==========

              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES              $   41,470     $   11,587

EARNEST MONEY ON DEPOSIT                                   --         40,000

PARTNERS' EQUITY:
  GENERAL PARTNER                                      47,701         28,211
  LIMITED PARTNERS (9,650 UNITS OUTSTANDING)          423,077      1,002,531
                                                   ----------     ----------
                                                      470,778      1,030,742
                                                   ----------     ----------
                                                   $  512,248     $1,082,329
                                                   ==========     ==========

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                             FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                ENDED JUNE 30                  ENDED JUNE 30
                                            ----------------------     --------------------------
                                              2001          2000            2001           2000
                                            --------   -----------     -----------    -----------
REVENUES:
  GAIN ON SALE OF LAND                      $     --   $        --     $ 1,918,254    $   105,587
  EXTENSION FEE INCOME                        60,300            --          60,300             --
  INTEREST INCOME RELATED TO SALE OF LAND      2,091            --          12,246             --
  INTEREST INCOME                                753         1,923          15,806          3,484
  OTHER INCOME                                    --            --              --            500
                                            --------   -----------     -----------    -----------
                                              63,144         1,923       2,006,606        109,571
                                            --------   -----------     -----------    -----------
EXPENSES:
  GENERAL AND ADMINISTRATIVE                   6,667         6,961          13,829         13,079
  MANAGEMENT FEE                                  --         4,750              --          9,500
  REAL ESTATE TAXES                               21            56              42            767
  INSURANCE                                       18            51              36            102
  DELAWARE FRANCHISE & EXCISE TAX                100           100             100            100
  TENNESSEE FRANCHISE & EXCISE TAX               858            --          43,563             --
                                            --------   -----------     -----------    -----------
                                               7,664        11,918          57,570         23,548
                                            --------   -----------     -----------    -----------
NET INCOME (LOSS)                             55,480        (9,995)      1,949,036         86,023

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                        415,298     1,218,260       1,030,742      1,123,279

CAPITAL DISTRIBUTION                              --      (289,320)     (2,509,000)      (290,357)
                                            --------   -----------     -----------    -----------
PARTNERS' EQUITY,
  END OF PERIOD                             $470,778   $   918,945     $   470,778    $   918,945
                                            ========   ===========     ===========    ===========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                            9,650         9,650           9,650          9,650
                                            ========   ===========     ===========    ===========
INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                  $   5.75   $     (1.04)*   $    201.97    $      8.91*
                                            ========   ===========     ===========    ===========



* NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST FOR THE SECOND QUARTER OF 2000 AND THE SIX MONTHS ENDED JUNE 30, 2000 HAVE BEEN RESTATED TO CONFORM TO THE 2001 YEAR-END PRESENTATION.

SEE NOTES TO FINANCIAL STATEMENTS.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE SIX MONTHS
                                                                     ENDED JUNE 30
                                                               ------------------------
                                                                   2001         2000
                                                               -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  PROCEEDS FROM SALE OF LAND, NET OF PREVIOUSLY
  ESCROWED CASH                                                $ 2,305,720    $ 267,978
  EXTENSION FEES RECEIVED                                           60,300           --
  INTEREST INCOME RECEIVED                                          90,974        3,484
  OTHER INCOME RECEIVED                                                 --          500
  CASH PAID FOR OPERATING EXPENSES                                 (27,723)     (39,767)
                                                               -----------    ---------
                 NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                          2,429,271      232,195

CASH FLOWS FROM FINANCING ACTIVITIES:
  DISTRIBUTION TO LIMITED PARTNERS                              (2,509,000)    (290,357)
                                                               -----------    ---------
                 DECREASE IN CASH                                  (79,729)     (58,162)

CASH, BEGINNING OF PERIOD                                          219,224      164,629
                                                               -----------    ---------
CASH, END OF PERIOD                                            $   139,495    $ 106,467
                                                               ===========    =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  NET INCOME                                                   $ 1,949,036    $  86,023
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:

                 GAIN ON SALE OF LAND                           (1,918,254)    (105,587)
                 NET PROCEEDS FROM SALE OF LAND, NET OF
                   PREVIOUSLY ESCROWED CASH                      2,305,720      267,978
                 INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND
                   ACCRUED EXPENSES                                 29,883      (16,117)
                 INCREASE IN PREPAID EXPENSES                          (36)        (102)
                 DECREASE IN INTEREST AND OTHER RECEIVABLES         62,922           --
                                                               -----------    ---------
                 NET CASH PROVIDED BY OPERATING
                   ACTIVITIES                                  $ 2,429,271    $ 232,195
                                                               ===========    =========



SEE NOTES TO FINANCIAL STATEMENTS.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 2001
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

         The Partnership was scheduled to terminate on December 31, 2000. However, the Partnership is being operated in the liquidation mode until all Partnership land is sold. No adjustment is necessary to present the financial statements on the liquidation basis of accounting.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months of 2000 and 2001 were as follows:

                                                      2001              2000
                                                      ----              ----
         Management Fees                             $    -0-          $9,500
         Reimbursements                              $    866          $1,101
         Commissions                                 $261,405          $7,453