Form 10-Q
period 2001-09-30
SOUTHEAST ACQUISITIONS II LP
filed 2001-11-14
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO SEPTEMBER 30, 2001.



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

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at September 30, 2001 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and 135 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership's objectives will be realized. At September 30, 2001, there remains approximately 46 acres of Rutherford County, Tennessee property.

         Results of Operations for Third Quarter of 2001 Compared with Third Quarter of 2000

         The Partnership activities for the third quarter of 2001 and the third quarter of 2000 were focused on the sale of Partnership property. During the third quarter of 2001, as in 2000, there were no sales. However, the Partnership did receive interest income of $1,180 as compared to $750 of interest earned in the third quarter of 2000. The increase in interest earned is a result of having a higher average cash reserve during the third quarter of 2001 compared to the same quarter of 2000. The Partnership also received other income of $100 as independent consideration for the Partnership's willingness to execute a sales agreement. There were no such fees received during the third quarter of 2000.

         On July 3rd, 2001, the Partnership executed a contract to sell all of the remaining property in Rutherford County, Tennessee for $117,612 per acre. In September of 2001 the buyer terminated this contract.

         Expenses in the third quarter of 2001 included general and administrative expenses of $3,987 versus $5,277 in the third quarter of 2000. The decrease was primarily due to decreased legal charges and accounting fees. In addition, the Partnership paid $857 for the third quarter 2001 estimated Tennessee franchise and excise taxes. The Partnership paid no such taxes during the third quarter of 2000. Since the Partnership is currently operating in the liquidation mode, it had no management fees in the third quarter of 2001 as compared to $4,750 that was paid in the third quarter of 2000. Real estate taxes in the third quarter of 2001 were $22 compared to $61 in the third quarter of 2000. Insurance in the third quarter of 2001 was $17 compared to $51 in the third quarter of 2000.

         Inflation did not have any material impact on operations during the third quarter of 2001, and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership has cash reserves of $137,968 at September 30, 2001, which will be used to cover the following estimated costs: accounting fees of $12,000, legal fees of $5,000, insurance costs of $71, property taxes of $85, Tennessee franchise taxes of $37,580 and other administrative costs of $21,000. In the General Partner's opinion, the Partnership's reserves will be sufficient to cover the costs during the liquidation mode. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the third quarter of 2001.

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

         No matters were submitted to the Partners for a vote during the third quarter of 2001.

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

Signature                   Title                             Date
---------                   -----                             ----

Richard W. Sorenson         Member,                           November, 12, 2001
-----------------------     Southern Management               ------------------
Richard W. Sorenson         Group, LLC

                         EXHIBIT A

               SOUTHEAST ACQUISITIONS II, LP

                       BALANCE SHEETS

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                      2001               2000
                           ASSETS                  (Unaudited)
                                                   --------------    ------------
Land held for sale                                   $  372,717       $  800,183

Cash and cash equivalents                               137,968          219,224

Interest and other receivables                               75           62,922

Prepaid insurance                                            18               --
                                                     ----------       ----------
                                                     $  510,778       $1,082,329
                                                     ==========       ==========


              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $   43,603       $   11,587

Earnest money on deposit                                     --           40,000

Partners' equity:

  General partner                                        47,665           28,211
  Limited partners (9,650 units outstanding)            419,510        1,002,531
                                                     ----------       ----------
                                                        467,175        1,030,742
                                                     ----------       ----------
                                                     $  510,778       $1,082,329
                                                     ==========       ==========



See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                              --------------------------       ----------------------------
                                                 2001             2000              2001             2000
                                              ---------      -----------       -----------      -----------
REVENUES:
  Gain on sale of land                        $      --      $        --       $ 1,918,254      $   105,587
  Extension fee income                               --            4,435            60,300            4,435
  Interest income related to sale of land            --               --            12,246               --
  Interest income                                 1,180              750            16,986            4,234
  Other income                                      100               --               100              500
                                              ---------      -----------       -----------      -----------
                                                  1,280            5,185         2,007,886          114,756
                                              ---------      -----------       -----------      -----------
EXPENSES:
  General and administrative                      3,987            5,277            17,816           18,356
  Management fee                                     --            4,750                --           14,250
  Real estate taxes                                  22               61                64              828
  Insurance                                          17               51                53              153
  Delaware franchise & excise tax                    --               --               100              100
  Tennessee franchise & excise tax                  857               --            44,420               --
                                              ---------      -----------       -----------      -----------
                                                  4,883           10,139            62,453           33,687
                                              ---------      -----------       -----------      -----------
NET INCOME (LOSS)                                (3,603)          (4,954)        1,945,433           81,069

Partners' equity,
  Beginning of period                           470,778          918,945         1,030,742        1,123,279

Capital distribution                                 --               --        (2,509,000)        (290,357)
                                              ---------      -----------       -----------      -----------
Partners' equity,
  End of period                               $ 467,175      $   913,991       $   467,175      $   913,991
                                              =========      ===========       ===========      ===========
Weighted average number
  of limited partnership
  units outstanding                               9,650            9,650             9,650            9,650
                                              =========      ===========       ===========      ===========
Income (loss) from operations
  per limited partnership
  interest                                    $   (0.37)     $     (0.51)*     $    201.60         $ 8.40 *
                                              =========      ===========       ===========      ===========



* Net income (loss) per unit of limited partnership interest for the third quarter of 2000 and the nine months ended September 30, 2000 have been restated to conform to the 2001 year-end presentation.

See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30
                                                                       --------------------------
                                                                           2001           2000
                                                                       -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land, net of previously escrowed cash          $ 2,305,720      $ 267,978
  Extension fees received                                                   60,300          4,435
  Interest income received                                                  92,154          4,234
  Other income received                                                        100            500
  Cash paid for operating expenses                                         (30,530)       (40,841)
                                                                       -----------      ---------
                 Net cash provided by
                   operating activities                                  2,427,744        236,306

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                      (2,509,000)      (290,357)
                                                                       -----------      ---------
                 Decrease in cash                                          (81,256)       (54,051)

Cash, beginning of period                                                  219,224        164,629
                                                                       -----------      ---------
Cash, end of period                                                    $   137,968      $ 110,578
                                                                       ===========      =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

  Net income                                                           $ 1,945,433      $  81,069
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:

                 Gain on sale of land                                   (1,918,254)      (105,587)
                 Net proceeds from sale of land, net of previously
                   escrowed cash                                         2,305,720        267,978
                 Increase (decrease) in accounts payable and
                   accrued expenses                                         32,016         (7,103)
                 Increase in prepaid expenses                                  (18)           (51)
                 Decrease in interest and other receivables                 62,847             --
                                                                       -----------      ---------
                 Net cash provided by operating
                   activities                                          $ 2,427,744      $ 236,306
                                                                       ===========      =========



See notes to financial statements.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)


A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position results of operations. The results of operations for the nine-month period ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

         The Partnership was scheduled to terminate on December 31, 2000. However, the Partnership is being operated in the liquidation mode until all Partnership land is sold. No adjustment is necessary to present the financial statements on the liquidation basis of accounting.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months of 2000 and 2001 were as follows:

                                         2001                  2000
                                       --------               -------
         Management Fees               $    -0-               $14,250
         Reimbursements                $  1,169               $ 1,579
         Commissions                   $261,405               $ 7,453