Form 10-K405
period 2001-12-31
SOUTHEAST ACQUISITIONS II LP
filed 2002-03-29
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               COMMISSION FILE NUMBER: 0-17680 (FORMERLY 33-20255)

 -------------------------------------------------------------------------------

                         SOUTHEAST ACQUISITIONS II, L.P.

 -------------------------------------------------------------------------------

                         (Name of issuer in its charter)

         Delaware                                 23-2498841
(State of incorporation)       (IRS Employer Identification Organization Number)


                          3011 Armory Drive, Suite 310
                           Nashville, Tennessee 37204
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

           Issuer's telephone no., including area code: (615) 833-8716
 -------------------------------------------------------------------------------

          Securities registered pursuant to Section 12 (b) of the Act.

                           Name of each exchange: None
             Title of each class on which registered: Not Applicable

          Securities registered pursuant to Section 12 (g) of the Act:
                    Limited Partnership Units $1,000 Per Unit
         ----------------------------------------------------------------

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

                                TABLE OF CONTENTS


PART I

ITEM I.   BUSINESS...........................................................  1
          Background ........................................................  1
          Material Recent Developments.......................................  2
          Employees..........................................................  2
          Competition........................................................  2
          Trademarks and Patents.............................................  2

ITEM 2.   PROPERTIES.........................................................  2

ITEM 3.   LEGAL PROCEEDINGS..................................................  4

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  4


PART II.

ITEM 5.   MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
          INTEREST AND RELATED SECURITY HOLDER MATTERS.......................   4

ITEM 6.   SELECTED FINANCIAL DATA............................................   4
          SELECTED QUARTERLY FINANCIAL DATA..................................   5

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..........................................   6
          Background.........................................................   6
          Results of Operations..............................................   6
          2001 Compared to 2000..............................................   6
          2000 Compared to 1999..............................................   6
          Liquidity and Capital Resources....................................   7

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................   7

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...........................................   7


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP................   7

ITEM 11.  EXECUTIVE COMPENSATION.............................................   9

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.........................................................   9
          Security Ownership of Management...................................   9
          Changes in Control.................................................   9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................    9


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K............................................................   10
(a)      Index to Financial Statements.......................................   10
(b)      Reports on Form 8-K.................................................   10
(c)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)...   10

SIGNATURES

                                     PART I

ITEM 1.           BUSINESS

                  Background

                  Southeast Acquisitions II, L.P. (the "Partnership") was formed on December 14, 1987, as a Delaware limited partnership. The Partnership's public offering of 9,650 units of limited partnership interest ("Units") commenced on June 8, 1988 and terminated on July 18, 1988 when all 9,650 Units were sold. The Partnership has since been scheduled to terminate on December 31, 2000. There are currently no plans to extend the Partnership agreement. Since there is land remaining at December 31, 2001, the current General Partner will continue to run operations through the liquidation mode.

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

                  Since acquisition, the Partnership has sold all of its Georgia Property, all of its South Carolina Property, and approximately 66% of its Tennessee Property. All remaining land is currently being marketed.

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

                  Material Recent Developments

                  During 2001 the Partnership sold approximately 52 acres of its Rutherford, County Tennessee Property for $2,614,050 and recognized a gain of $1,918,254. The Partnership also received extension fees and interest related to this sale of $10,155 and $125,928 in 2001 and 2000 respectively. During April 2001, the Partnership received non-refundable extension fees of $60,300 and interest of $2,091 related to a sales contract that was subsequently cancelled by the prospective purchaser.

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

ITEM 2.           PROPERTIES

                  The Partnership owns approximately 46 acres of undeveloped land in Rutherford County, Tennessee.

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

                  In an effort to make future development of the Property easier, all of the Property has now been zoned for commercial use and is located entirely within the Smyrna City Limits rather than part in the City of Smyrna and part in the City of LaVergne. There is a small cemetery located in the northwest quadrant of I-24, which the former general partner was aware of at the time of purchase, and which the General Partner does not believe will have an adverse effect on the Partnership's ability to sell the land. The I-24/Sam Ridley Parkway interchange is one exit south of Interchange City Industrial Park, the largest industrial park in the Nashville area, and is currently the last I-24 interchange south of the city to which sewer lines are available. At December 31, 1997, I-24 was being widened to three lanes in each direction from Bell Road in Nashville to the Sam Ridley interchange. This widening was completed in 1998. In 1999 I-24 was being widened to three lanes from Sam Ridley interchange to the I-440 interchange approximately 9 miles south of the property. This was completed in 2000. In 2001, Hospital Corporation of America announced plans to build a major medical facility on the southeast quadrant of the I-24 interchange. The facility will be located immediately across the street, Sam Ridley Parkway, from the remaining Rutherford County, Tennessee Property. It is estimated to cost seventy-six million dollars and it is expected to be completed in 2003.

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

                  There were no matters submitted to a vote of security holders in 2001.


                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

                  There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on June 8, 1988 of 9,650 units of limited partnership interests. The offering of $9,650,000 was fully subscribed and terminated on June 24, 1988. As of December 31, 2001, there were 477 limited partners in the Partnership.

ITEM 6.           SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------
                  For the Year     For the Year    For the Year     For the Year     For the Year
                     Ended            Ended           Ended            Ended            Ended
                  December 31,     December 31,    December 31,     December 31,     December 31,
                      2001             2000            1999            1998              1997
--------------------------------------------------------------------------------------------------
Operating
Revenues             $2,008,594      $  244,963      $   73,299      $1,719,053      $1,349,188
-----------------------------------------------------------------------------------------------
Net Income           $1,938,972      $  198,000      $   10,865      $1,620,142      $1,231,547
-----------------------------------------------------------------------------------------------
Net Income per
Unit of Limited
Partnership
Interest             $   200.93      $    20.52      $     1.13      $   167.89      $   127.62
-----------------------------------------------------------------------------------------------
Total Assets         $  510,350      $1,082,329      $1,144,861      $2,349,250      $2,632,282
-----------------------------------------------------------------------------------------------
Long Term
Obligations                NONE            NONE            NONE            NONE            NONE
-----------------------------------------------------------------------------------------------
Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest             $      260      $       30      $      123      $      186      $      150
-----------------------------------------------------------------------------------------------

                        SELECTED QUARTERLY FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------------------

                        For the       For the        For the       For the      For the         For the       For the       For the
                        Quarter       Quarter        Quarter       Quarter       Quarter        Quarter       Quarter       Quarter
                         Ended         Ended          Ended         Ended         Ended          Ended         Ended         Ended
                      December 31,  September 30,    June 30,     March 31,    December 31,   September 30,   June 30,     March 31,
                          2001          2001          2001          2001           2000          2000          2000          2000

------------------------------------------------------------------------------------------------------------------------------------
Operating Revenue        $   708       $ 1,280       $63,144      $1,943,462      $130,207      $ 5,185       $ 1,923       $107,648

------------------------------------------------------------------------------------------------------------------------------------

Gross Profit*                N/A           N/A           N/A             N/A           N/A          N/A           N/A           N /A
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
before Extra-
ordinary Items and
Cumulative Effect
of a Change in
Accounting               $(6,461)      $(3,603)      $55,480      $1,893,556      $116,931      $(4,954)      $(9,995)      $ 96,018
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)**
per Unit of Limited
Partnership
Interest                 $ (0.67)      $ (0.37)      $  5.75      $   196.22      $  12.12      $(0..51)      $ (1.04)      $   9.95
------------------------------------------------------------------------------------------------------------------------------------

Net Income
(Loss)                   $(6,461)      $(3,603)      $55,480      $1,893,556      $116,931      $(4,954)      $(9,995)      $ 96,018
------------------------------------------------------------------------------------------------------------------------------------

*In the real estate industry, costs of sales are netted in the gain on sale of land and are included in operating revenues; therefore, there is no breakdown for gross profit.

**Net income (loss) per unit of limited partnership interest for the first three quarters of 2000 have been restated to conform to the year-end presentation.

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

         In 1988 the Partnership purchased 579 acres of unimproved land at three locations. The status of these Properties at December 31, 2001 is as follows:


---------------------------------------------------------------------------------------------------------------------------------
                                                                              Property Sold Prior to      Remaining Property Held
Place                                              Property Purchased           December 31, 2001                for Sale
---------------------------------------------------------------------------------------------------------------------------------
Henry County,                                          353 Acres                    353 Acres                    -0- Acres
Georgia
---------------------------------------------------------------------------------------------------------------------------------
Greenville,                                             91 Acres                     91 Acres                    -0- Acres
South Carolina
---------------------------------------------------------------------------------------------------------------------------------
Rutherford County,                                     135 Acres                     89 Acres                     46 Acres
Tennessee

         2001 Compared to 2000

         During 2001, the Partnership sold approximately 52 acres in Rutherford County, Tennessee and recognized non-refundable extension fees and interest related to another Rutherford County sales contract that was subsequently cancelled by the prospective purchaser. These transactions provided gains and non-refundable extension fees and interest of $1,990,800 compared with gains on sales of property and non-refundable extension fees and interest during 2000 of $239,024. Other revenues in 2001 consisted of $17,794 in interest and other income compared to $5,939 in 2000. During 2001, a distribution of $260 per Unit was made to the Limited Partners compared to a distribution per Unit of $30 in 2000.

         Expense during 2001 were $69,622 consisting of general and administrative expenses of $24,088, franchise and excise taxes of $45,377, real estate taxes of $86 and insurance of $71. The general and administrative expenses included $20,258 in accounting and legal fees, which represents a decrease of $2,319 from 2000. The decrease was primarily due to decreased legal charges. The franchise and excise taxes included $45,277 related to gains on the sale of land. The Partnership paid no such taxes in 2000. Since the Partnership is currently operating in the liquidation mode, it had no management fees in 2001 as compared to $19,000 that were paid in 2000. In 2001 there was a decrease in real estate taxes of $800 and insurance of $133, both due to the sale of land.

         2000 Compared to 1999

         During 2000, the Partnership sold approximately 67 acres in Henry County, Georgia, recognized additional easement income on the Rutherford County Property and recognized non-refundable extension fees and interest income related to a subsequent 2001 sale of 52 acres in Rutherford County. These transactions provided a gain of $239,024 compared with gains on sales of Property and easement rights during 1999 of $55,493. Other revenues in 2000 consisted of $5,939 in interest income compared with interest income of $17,806 in 1999. During 2000, a distribution of $30 per Unit was made to the Limited Partners as compared to a distribution of $123 per Unit during 1999.

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

         Inflation did not have a material impact on operations during 2001, 2000 and 1999.

         Liquidity and Capital Resources

         Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $137,633 at December 31, 2001. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses through the liquidation mode. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the years ended December 31, 2001, 2000 and 1999 together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K.

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

         Mr. Sorenson, age 76, has over 39 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

         The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

         Paul J. Plummer, age 52. Mr. Plummer is a registered architect and serves as director of architectural services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

         Wood S. Caldwell, age 48. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SVC in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

         Axson E. West, age 47. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SVC in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. He received his Bachelor of Arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

         Cameron W. Sorenson, age 40. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large-scale land development ventures for SVLLC. Prior to joining SVC in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his Bachelor of Science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

         Randy W. Parham, age 46. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice-President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of Metro Center Properties and formed Metro Center Management, Inc. where he served as President through 1997.

ITEM 11. EXECUTIVE COMPENSATION

         During the fiscal years ended December 31, 2001, 2000 and 1999, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the General Partner management fees of $19,000 in the years ended December 31, 2000 and 1999. No management fees were paid during 2001 since the Partnership is operating in liquidation mode. See Item 13 of this report, "Certain Relationships and Related Transactions".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2001 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known to the Partnership to beneficially own more than 5% of the Units of the Partnership.

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

         The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). During 2001, 2000 and 1999, the General Partner received no cash distributions.

         At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property. Any such real estate commission or disposition fee paid to the General Partner will reduce any distribution to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 2001, 2000 and 1999, the Partnership paid real estate sales commissions of $261,405, $7,453 and $34,972 respectively, to the General Partner.

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

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2001.

         (c)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K)

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit Numbers                                   Description                                        Page Numbers
-----------------------------------------------------------------------------------------------------------------------------------
3.1 (a)                             Certificate of Limited Partnership                                    *
-----------------------------------------------------------------------------------------------------------------------------------
3.1 (b) & (4)                       Restated Limited Partnership Agreement                                **
-----------------------------------------------------------------------------------------------------------------------------------
3.1(c)                              First Amendment to Restated Limited                                   E-1
                                    Partnership Agreement
-----------------------------------------------------------------------------------------------------------------------------------
9                                   Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
11                                  Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
12                                  Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
13                                  Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
16                                  Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
18                                  Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
19                                  Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
22                                  Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
24                                  Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
25                                  Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------
27                                  Financial Data Schedule (for SEC use only)
-----------------------------------------------------------------------------------------------------------------------------------
29                                  Not Applicable
-----------------------------------------------------------------------------------------------------------------------------------

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

                                     SOUTHEAST ACQUISITIONS II, L.P.
                                     a Delaware limited partnership

                                     By:  SOUTHERN MANAGEMENT GROUP, LLC
                                          General Partner

                                     By:  /s/ RICHARD W. SORENSON
                                          --------------------------------------
                                                   RICHARD W. SORENSON
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                   Title                                          Date
---------                                   -----                                          -----
/s/ Richard W. Sorenson                     President, Chief Executive                     March 28,2002
                                            Officer and Chief Financial Officer
                                            of Southern Management Group, LLC.

                         SOUTHEAST ACQUISITIONS II, L.P.
              (A Limited Partnership Operating in Liquidation Mode)

                          AUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                      with

                          INDEPENDENT AUDITORS' REPORT

Audited Financial Statements

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2001


Independent Auditors' Report...................................................................................F-1
Balance Sheets.................................................................................................F-2
Statements of Income...........................................................................................F-3
Statements of Partners' Equity.................................................................................F-4
Statements of Cash Flows.......................................................................................F-5
Notes to Financial Statements..................................................................................F-6

[WILLIAMS BENATOR & LIBBY, LLP LOGO]


                          INDEPENDENT AUDITORS' REPORT


Partners
Southeast Acquisitions II, L.P.
Nashville, Tennessee


We have audited the accompanying balance sheets of Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2001 and 2000, and the related statements of income, partners' equity, and cash flows for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note A, according to the terms of the partnership agreement, the Partnership was scheduled to terminate on December 31, 2000 and is continuing to operate in liquidation mode.


                                              /s/ WILLIAMS BENATOR & LIBBY, LLP
                                              ---------------------------------
Atlanta, Georgia
January 16, 2002

BALANCE SHEETS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

                                                                                             December 31
                                                                                       2001                2000
                                                                                   ---------------------------------
ASSETS
Land held for sale--Note D                                                         $     372,717    $       800,183
Cash and cash equivalents                                                                137,633            219,224
Interest and other receivables--Note F                                                       -0-             62,922
                                                                                   -------------    ---------------

                                                                                   $     510,350    $     1,082,329
                                                                                   =============    ===============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                              $      49,636     $       11,587
Earnest money on deposit--Note E                                                             -0-             40,000

Partners' equity--Note C:
    General partner                                                                       47,601             28,211
    Limited partners (9,650 units outstanding)                                           413,113          1,002,531
                                                                                   -------------     --------------
                                                                                         460,714          1,030,742
                                                                                   -------------     --------------

                                                                                   $     510,350     $    1,082,329
                                                                                   =============     ==============



See notes to financial statements.

STATEMENTS OF INCOME

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

                                                                              Year Ended December 31
                                                                  2001                 2000                1999
                                                             ------------------------------------------------------
Revenues:
    Gain on sale of land                                     $   1,918,254         $   105,587          $    37,835
    Gain on sale of utility easements                                  -0-               7,509               17,658
    Extension fees and interest income on
       pending sale of land--Note F                                 72,546             125,928                  -0-
    Interest and other income                                       17,794               5,939               17,806
                                                             -------------         -----------          -----------
                                                                 2,008,594             244,963               73,299
Expenses:
    General and administrative                                      24,088              26,873               26,065
    Franchise and excise taxes                                      45,377                 -0-                  -0-
    Management fees--Note B                                            -0-              19,000               19,000
    Real estate taxes                                                   86                 886               16,691
    Insurance                                                           71                 204                  678
                                                             -------------         -----------          -----------
                                                                    69,622              46,963               62,434
                                                             -------------         -----------          -----------

Net income:
    General partner                                                 19,390               1,980                  109
    Limited partners                                             1,919,582             196,020               10,756
                                                             -------------         -----------          -----------

                                                             $   1,938,972         $   198,000          $    10,865
                                                             =============         ===========          ===========

Net income per limited partnership unit                      $      200.93         $     20.52          $      1.13
                                                             =============         ===========          ===========



See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

                                                                General            Limited
                                                                Partner            Partners              Total
                                                              -----------        ------------       --------------

Balance at January 1, 1999                                    $    26,122        $   2,270,229      $    2,296,351

Distributions ($123 per unit)                                         -0-           (1,183,937)         (1,183,937)

Net income for the year ended
    December 31, 1999                                                 109               10,756              10,865
                                                              -----------        -------------      --------------

Balance at December 31, 1999                                       26,231            1,097,048           1,123,279

Distributions ($30 per unit)                                          -0-             (290,537)           (290,537)

Net income for the year ended
    December 31, 2000                                               1,980              196,020             198,000
                                                              -----------        -------------      --------------

Balance at December 31, 2000                                       28,211            1,002,531           1,030,742

Distributions ($260 per unit)                                         -0-           (2,509,000)         (2,509,000)

Net income for the year ended
    December 31, 2001                                              19,390            1,919,582           1,938,972
                                                              -----------        -------------      --------------

Balance at December 31, 2001                                  $    47,601        $     413,113      $      460,714
                                                              ===========        =============      ==============



See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

                                                                                Year Ended December 31
                                                                        2001              2000             1999
                                                                 -------------- -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $  1,938,972      $     198,000    $       10,865
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Gain on sale of land                                       (1,918,254)          (105,587)          (37,835)
         Proceeds from sale of land, net of earnest money
           of $40,000 in 2001                                        2,305,720            267,978           751,016
         Cash paid for land improvements                                   -0-                -0-           (73,671)
         Decrease in property tax reimbursement due
           from purchaser of land                                          -0-                -0-            26,631
         Decrease (increase) in interest and other receivables          62,922            (62,922)              -0-
         Decrease (increase) in receivable from sale of
             utility easement                                              -0-             17,658           (17,658)
         Decrease in cash held in escrow                                   -0-                -0-            88,406
         Increase (decrease) in accounts payable
           and accrued expenses                                         38,049             (9,995)          (31,317)
         Increase in earnest money on deposit                              -0-             40,000               -0-
                                                                  ------------      -------------    --------------
                                           NET CASH PROVIDED BY
                                            OPERATING ACTIVITIES     2,427,409            345,132           716,437

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to limited partners                               (2,509,000)          (290,537)       (1,183,937)
                                                                  ------------      -------------    --------------
                                          (DECREASE) INCREASE IN
                                       CASH AND CASH EQUIVALENTS       (81,591)            54,595          (467,500)

Cash and cash equivalents at beginning of year                         219,224            164,629           632,129
                                                                  ------------      -------------    --------------

                                      CASH AND CASH EQUIVALENTS
                                                  AT END OF YEAR  $    137,633      $     219,224    $      164,629
                                                                  ============      =============    ==============



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2001


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) ("the Partnership") is a Delaware limited partnership that was formed to acquire and sell undeveloped land. The Partnership was formed during December 1987 and received equity contributions totaling $9,650,000 through the sale of 9,650 limited partnership units during 1988. The Partnership was originally scheduled to terminate on December 31, 1998. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2000. The partnership is currently operating in liquidation mode until all of the Partnership's land is sold. At December 31, 2001 and 2000, there were no adjustments necessary to present the financial statements on a liquidation basis.

During 1988, the Partnership purchased undeveloped land to be marketed for sale as follows: approximately 135 acres near Nashville, Tennessee, approximately 91 acres in Greenville, South Carolina, and approximately 353 acres near Atlanta, Georgia. This land was purchased from an affiliate of the previous general partner. At December 31, 2001, the remaining land consisted of approximately 46 acres of the Tennessee land.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and the Partnership's execution of its obligations under the contract.

Land Held for Sale: Land is carried at the lower of cost or fair value, less estimated cost to sell. The Partnership's land is carried net of the remaining portion of an original write-down of $3,467,829 that was recognized during 1991.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. The write-down of the land's carrying value that has been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 2001 and 2000, the remaining portion of the 1991 write-down that had not been recognized for income tax purposes totaled $1,174,276 and $2,521,015, respectively.

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--Continued

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2001, cash on deposit included approximately $198,000 in excess of federally insured limits.


NOTE B--RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2000 and 1999, the Partnership paid management fees to the general partner of $19,000, as provided for in the amendment to the partnership agreement that was adopted during November 1997. No management fees were paid during 2001 since the Partnership is operating in liquidation mode.

During the years ended December 31, 2001, 2000 and 1999, sales commissions totaling $261,405, $7,453 and $34,972, respectively, were paid to the general partner related to sales of land.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 2001, 2000 and 1999, reimbursements to the general partner's members and related companies totaled $934, $1,634 and $3,708, respectively.

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be made 100% to the limited partners until the limited partners have received (i) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contribution, as defined ($171,019 at December 31, 2001) plus (ii) a return of their capital contributions ($9,650,000 at December 31, 2001); thereafter, distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

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

During the years ended December 31, 2001, 2000 and 1999, the Partnership paid distributions against the limited partners' cumulative annual return in accordance with the partnership agreement of $2,509,000, $290,537, and $1,183,937, respectively, or per unit amounts of $260, $30, and $123, respectively.

Cumulative distributions applied against the limited partners' cumulative annual return through December 31, 2001 totaled $12,857,281, or $1,332 per unit.

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

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 2001, land consisted of the following:

 Description                                     Initial Cost            Carrying Amount             Date Acquired
46 acres of unimproved land
    in Rutherford County, Tennessee               $ 1,546,993              $   372,717                June 1988

There were no liens on the land as of December 31, 2001. At December 31, 2001, the aggregate carrying value of the land for income tax purposes was $1,546,993. The difference between the carrying value for financial statement purposes and income tax purposes resulted from a write-down of the Tennessee property's carrying value that was recorded for financial statement purposes during 1991 as more fully described in Note A.

Land activity during the years ended December 31, 1999, 2000 and 2001 consisted of the following:

         Balance at January 1, 1999                                                   $   1,602,084
         Additions                                                                           73,671
         Deductions--cost of land sold                                                     (713,181)
                                                                                      -------------

                                                      Balance at December 31, 1999          962,574
         Additions                                                                              -0-
         Deductions--cost of land sold                                                     (162,391)
                                                                                      -------------

                                                      Balance at December 31, 2000          800,183
         Additions                                                                              -0-
         Deductions--cost of land sold                                                     (427,466)
                                                                                      -------------

                                                      Balance at December 31, 2001    $     372,717
                                                                                      =============

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE E--EARNEST MONEY ON DEPOSIT

At December 31, 2000, earnest money on deposit consisted of $40,000 that had been received related to the sale of the Tennessee land that closed in January 2001. The $40,000 was applied against the sales price upon closing.


NOTE F--EXTENSION FEES AND INTEREST INCOME ON PENDING SALE OF LAND

During the year ended December 31, 2000, the Partnership received non-refundable extension fees of $50,000 and recognized interest income of $75,928 related to the sale of the Tennessee land that closed during January 2001. At December 31, 2000, interest and other receivables included interest of $62,622 related to this sale. Upon closing, the Partnership received interest totaling $72,777, consisting of $62,622 due as of December 31, 2000 and additional interest of $10,155 for the period from January 1, 2001 through the closing date.

During April 2001, the Partnership received non-refundable extension fees of $60,300 and interest of $2,091 related to a sales contract that was subsequently cancelled by the prospective purchaser. The Partnership recognized these fees and interest as income during the year ended December 31, 2001 since they were non-refundable.