Form 10-Q
period 2002-03-31
SOUTHEAST ACQUISITIONS II LP
filed 2002-05-15
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2002 TO MARCH 31, 2002.



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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at March 31, 2002 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property," collectively the "Properties"): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and 135 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership's objectives will be realized. At March 31, 2002 there remains approximately 46 acres of Rutherford County, Tennessee property.

         Results of Operations for First Quarter of 2002 Compared with First Quarter of 2001

         The Partnership activities for the first quarter of 2002 and the first quarter of 2001 were focused on the sale of Partnership property. The Partnership had no sales of property in the first quarter of 2002. During the first quarter of 2001, the Partnership sold approximately 53 acres of the Rutherford County, Tennessee land for a sales price of $2,614,050 and recognized a gain of $1,918,254. The Partnership also received $10,155 in interest income related to the extension of this sale. In the first quarter of 2002, the Partnership earned interest income of $589 as compared to $15,053 of interest earned in the first quarter of 2001. The decrease in interest earned is a result of having a lower average cash reserve during the quarter compared to the same quarter of 2001. The increase to the cash reserve in 2001 resulted from the above-mentioned sale.

         Expenses in the first quarter of 2002 included general and administrative expenses of $7,432 versus $7,162 in the first quarter of 2001. The 2002 amount includes $927 of engineering fees related to possible modifications to the roadway and site access to the Rutherford County, Tennessee Property. There was no such fee in the first quarter of 2001. There was also a $837 decrease to accounting and legal fees as compared to the first quarter of 2001, The Partnership does not reflect any Tennessee franchise and excise tax in 2002, as compared to $42,705 reflected in the first quarter of 2001. This tax was related to the gain on a sale of approximately 53 acres of the Rutherford County, Tennessee Property. Real estate taxes in the first quarter of 2002 were $25 compared with $21 in the first quarter of 2001. Insurance in the first quarter of 2002 was $57 compared with $18 in the first quarter of 2001.

         Inflation did not have any material impact on operations during the first quarter of 2002 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $123,376 at March 31, 2002, which will be used to cover the following estimated annual costs: accounting fees of $15,800, legal fees of $5,000, insurance costs of $229, property taxes of $100, Tennessee franchise taxes of $1,600 and other administrative costs of $21,000. In the General Partner's opinion, the Partnership's reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Properties cannot be sold within the next year, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 2002.

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

         No matters were submitted to the Partners for a vote during the first quarter of 2002.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers              Description                Page Number
---------------              -----------                -----------
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

Signature                           Title                         Date
---------                           -----                         ----

/s/ Richard W. Sorenson             President,                May 15, 2002
-----------------------             Southern Management
Richard W. Sorenson                 Group, LLC

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS

                                                    MARCH 31,
                                                      2002      DECEMBER 31,
                   ASSETS                         (Unaudited)      2001
                   ------                         -----------   ------------
Land held for sale                                  $372,717      $372,717

Cash and cash equivalents                            123,376       137,633

Prepaid insurance                                        172            --
                                                    --------      --------
                                                    $496,265      $510,350
                                                    ========      ========


       LIABILITIES AND PARTNERS' EQUITY
       --------------------------------
Accounts payable and accrued expenses               $ 42,476      $ 49,636

Partners' equity:
  General partner                                     47,532        47,601
  Limited partners (9,650 units outstanding)         406,257       413,113
                                                    --------      --------
                                                     453,789       460,714
                                                    --------      --------
                                                    $496,265      $510,350
                                                    ========      ========



See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31
                                                   2002              2001
                                                   ----              ----
REVENUES:
  Gain on sale of land                         $        --       $ 1,918,254
  Interest income related to sale of land               --            10,155
  Interest income                                      589            15,053
                                               -----------       -----------
                                                       589         1,943,462
                                               -----------       -----------

EXPENSES:
  General and administrative                         7,432             7,162
  Real estate taxes                                     25                21
  Insurance                                             57                18
  Tennessee franchise and excise tax                    --            42,705
                                               -----------       -----------
                                                     7,514            49,906
                                               -----------       -----------

NET INCOME (LOSS)                                   (6,925)        1,893,556

Partners' equity,
  Beginning of period                              460,714         1,030,742

Capital distribution                                    --        (2,509,000)
                                               -----------       -----------

Partners' equity,
  End of period                                $   453,789       $   415,298
                                               ===========       ===========

Weighted average number
  of limited partnership
  units outstanding                                  9,650             9,650
                                               ===========       ===========

Income (loss) from operations
  per limited partnership
  interest                                     $     (0.72)      $    196.22
                                               ===========       ===========





See notes to financial statements.

                                    EXHIBIT A

                          SOUTHEAST ACQUISITIONS II, LP
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS
                                                                             ENDED MARCH 31
                                                                       --------------------------
                                                                          2002            2001
                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from sale of land, net of previously escrowed cash          $      --      $ 2,305,720
  Interest income received                                                   589           25,208
  Decrease in interest and other receivables                                  --           62,760
  Cash paid for operating expenses                                       (14,846)         (14,290)
                                                                       ---------      -----------
                 Net cash (used in) provided by
                   operating activities                                  (14,257)       2,379,398

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                            --       (2,509,000)
                                                                       ---------      -----------
                 Decrease in cash                                        (14,257)        (129,602)

Cash, beginning of period                                                137,633          219,224
                                                                       ---------      -----------
Cash, end of period                                                    $ 123,376      $    89,622
                                                                       =========      ===========


RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED IN)
  PROVIDED BY OPERATING ACTIVITIES:

  Net (loss) income                                                    $  (6,925)     $ 1,893,556
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities:

                 Gain on sale of land                                         --       (1,918,254)
                 Net proceeds from sale of land, net of previously
                   escrowed cash                                              --        2,305,720
                 (Decrease) increase in accounts payable and
                   accrued expenses                                       (7,160)          35,616
                 Increase in prepaid expenses                               (172)              --
                 Decrease in interest and other receivables                   --           62,760
                                                                       ---------      -----------
                 Net cash (used in) provided by operating
                   activities                                          $ (14,257)     $ 2,379,398
                                                                       =========      ===========



See notes to financial statements.

                          SOUTHEAST ACQUISITIONS II, LP
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2002
                                   (Unaudited)


A.      ACCOUNTING POLICIES

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.      RELATED PARTY TRANSACTIONS

        The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                                  2002              2001
                                                  ----              ----
        Reimbursements                         $     672          $      77
        Commissions                            $     -0-          $ 261,405