Form 10-Q
period 2002-06-30
SOUTHEAST ACQUISITIONS II LP
filed 2002-08-14
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2002 TO JUNE 30, 2002.

Commission File number: 0-17680 (formerly 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

3011 Armory Drive, Suite 310
Nashville, Tennessee 37204
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 615-834-0872

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days.   Yes   X                No

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at June 30, 2002 are attached hereto as Exhibit A.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and 135 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership’s objectives will be realized. At June 30, 2002 there remains approximately 46 acres of Rutherford County, Tennessee property.

Results of Operations for Second Quarter of 2002 Compared with Second Quarter of 2001

     The Partnership activities for the second quarter of 2002 and the second quarter of 2001 were focused on the sale of Partnership property. During the second quarter of 2002, there were no sales. In the second quarter of 2001, the Partnership received $60,300 in extension fee income as the result of a cancelled purchase contract on the remaining Rutherford County Property. The Partnership also received $2,091 in interest income on these extension fees. Income during the second quarter of 2002 consisted of interest income of $581 as compared to $753 of interest earned in the second quarter of 2001. The decrease in interest earned is a result of having a lower average cash reserve during the second quarter of 2002 compared to the same quarter of 2001.

     Expenses in the second quarter of 2002 included general and administrative expenses of $7,931 versus $6,667 in the second quarter of 2001. The increase was primarily due to legal fees for the review and discussion of a rock removal agreement and a proposed contract to sell a fractional acre for a roadway easement on the Rutherford County, Tennessee property. There were no such fees in the second quarter of 2001. In addition, the Partnership paid $400 for the second quarter 2002 estimated Tennessee franchise and excise taxes as compared to $858 paid in the second quarter of 2001. Real estate taxes in the second quarter of 2002 were $25 compared with $21 in the second quarter of 2001. Insurance in the second quarter of 2002 was $58 compared with $18 in the second quarter of 2001. During the second quarter of 2002, as in 2001, the Partnership paid $100 for Delaware franchise and excise tax.

     Inflation did not have any material impact on operations during 2002 and it is not expected to materially impact future operations.

Liquidity and Capital Resources

     The Partnership had cash reserves of $82,598 at June 30, 2002, which will be used to cover the following estimated annual costs: accounting fees of $15,800, legal fees of $5,000, insurance costs of $230, property taxes of $100, Tennessee franchise taxes of $1,600 and other administrative costs of $21,000. In the General Partner’s opinion, the Partnership’s reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Properties cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Properties or incur indebtedness on unfavorable terms.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     There were no changes in the Partnership’s securities during the second quarter of 2002.

Item 3 — Defaults Upon Senior Securities

     There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there have been no arrearages or delinquencies with respect to any such preferred stock.

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Partners for a vote during the second quarter of 2002.

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

     None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Number

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard W. Sorenson Richard W. Sorenson	President, Southern Management Group, LLC	July 25, 2002

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2002	2001
	(Unaudited)

ASSETS
Land held for sale	$372,717	$372,717
Cash and cash equivalents	82,598	137,633
Accounts receivable	75	—
Prepaid insurance	115	—

	$455,505	$510,350

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$9,649	$49,636
Partners’ equity:
General partner	47,452	47,601
Limited partners (9,650 units outstanding)	398,404	413,113

	445,856	460,714

	$455,505	$510,350

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30

	2002	2001	2002	2001

REVENUES:
Gain on sale of land	$—	$—	$—	$1,918,254
Extension fee income	—	60,300	—	60,300
Interest income related to sale of land	—	2,091	—	12,246
Interest income	581	753	1,170	15,806
Other income	—	—	—	—

	581	63,144	1,170	2,006,606

EXPENSES:
General and administrative	7,931	6,667	15,363	13,829
Management fee	—	—	—	—
Real estate taxes	25	21	50	42
Insurance	58	18	115	36
Delaware franchise & excise tax	100	100	100	100
Tennessee franchise & excise tax	400	858	400	43,563

	8,514	7,664	16,028	57,570

NET INCOME (LOSS)	(7,933)	55,480	(14,858)	1,949,036
Partners’ equity,
Beginning of period	453,789	415,298	460,714	1,030,742
Capital distribution	—	—	—	(2,509,000)

Partners’ equity,
End of period	$445,856	$470,778	$445,856	$470,778

Weighted average number of limited partnership units outstanding	9,650	9,650	9,650	9,650

Income (loss) from operations per limited partnership interest	$(0.82)	$5.75	$(1.54)	$201.97

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sale of land, net of previously escrowed cash	$—	$2,305,720
Extension fees received	—	60,300
Interest income received	1,170	90,974
Cash paid for operating expenses	(56,205)	(27,723)

Net cash (used in) provided by operating activities	(55,035)	2,429,271
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	—	(2,509,000)

Decrease in cash	(55,035)	(79,729)
Cash, beginning of period	137,633	219,224

Cash, end of period	$82,598	$139,495

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(14,858)	$1,949,036
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of land	—	(1,918,254)
Net proceeds from sale of land, net of previously escrowed cash	—	2,305,720
(Decrease) increase in accounts payable and accrued expenses	(39,987)	29,883
Increase in prepaid expenses	(115)	(36)
(Increase) decrease in interest and other receivables	(75)	62,922

Net cash (used in) provided by operating activities	$(55,035)	$2,429,271

     See notes to financial statements.

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2002
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the six-months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first six months were as follows:

	2002	2001

Reimbursements	$965	$866
Commissions	$-0-	$261,405