Form 10-Q
period 2002-09-30
SOUTHEAST ACQUISITIONS II LP
filed 2002-11-14
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2002 TO SEPTEMBER 30, 2002.

Commission File number: 0-17680 (formerly 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Item 1 — Financial Statements

     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at September 30, 2002 are attached hereto as Exhibit A.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership’s objectives will be realized. At September 30, 2002, there remains approximately 46 acres of Rutherford County, Tennessee property.

     Results of Operations for Third Quarter of 2002 Compared with Third Quarter of 2001

     The Partnership activities for the third quarter of 2002 and the third quarter of 2001 were focused on the sale of Partnership property. During the third quarter of 2002, as in 2001, there were no sales. However, the Partnership did receive interest income of $614 as compared to $1,180 of interest earned in the third quarter of 2001. The decrease in interest earned is a result of having a lower average cash reserve during the third quarter of 2002 compared to the same quarter of 2001. In the third quarter of 2001 the Partnership received other income of $100 as independent consideration for the Partnership’s willingness to execute a sales agreement. There were no such fees received during the third quarter of 2002.

     On August 2, 2002, the Partnership executed a contract to sell a fractional acre for a roadway easement on the Rutherford County, Tennessee Property. This sale closed on October 25, 2002 for a sales price of $112,385. The $97,794 gain from this sale will be recognized in the fourth quarter of 2002. On October 21, 2002, the Partnership executed a contract to sell all of the remaining land. This sale could close as early as March 2003. However, the contract allows for two extensions, which could extend the closing to as late as September 2003. The sales price varies from $121,968 per acre to $130,680 per acre, depending upon when the sale takes place. However, contract contingencies could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.

     Expenses in the third quarter of 2002 included general and administrative expenses of $6,080 versus $3,987 in the third quarter of 2001. The increase was primarily due to legal fees for the review and discussion of a rock removal agreement and a proposed contract to sell a fractional acre for a roadway easement on the Rutherford County, Tennessee Property. There were no such fees in the third quarter of 2001. In addition, the Partnership paid $136 for the third quarter 2002 estimated Tennessee franchise and excise taxes, as compared to $857 paid for the same quarter in 2001. Real estate taxes in the third quarter of 2002 were $21 compared to $22 in the third quarter of 2001. Insurance in the third quarter of 2002 was $57 compared to $17 in the third quarter of 2001.

     Inflation did not have any material impact on operations during the third quarter of 2002, and it is not expected to materially impact future operations.

     Liquidity and Capital Resources

     The Partnership has cash reserves of $80,452 at September 30, 2002, which will be used to cover the following estimated costs: accounting fees of $15,800, legal fees of $5,000, insurance costs of $230, property taxes of $100, Tennessee franchise taxes of $1,600 and other administrative costs of $21,000. In the General Partner’s opinion, the Partnership’s reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

Item 3. Controls and Procedures

     (a)  Within the ninety day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

     (b)  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     There were no changes in the Partnership’s securities during the third quarter of 2002.

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

     No matters were submitted to the Partners for a vote during the third quarter of 2002.

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

Reports on Form 8-K

     None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Number

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard W. Sorenson Richard W. Sorenson	Member, Southern Management Group, LLC	November 12, 2002

CERTIFICATION

     I, Richard W. Sorenson, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Southeast Acquisitions II, L.P.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Richard W. Sorenson [signature]

Richard W. Sorenson, Principal Executive Officer & Member, Southern Management Group, LLC

CERTIFICATION

     I, Laura E. Ristvedt, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Southeast Acquisitions II, L.P.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Laura E. Ristvedt, [signature]

Laura E. Ristvedt, Principal Financial Officer,

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

BALANCE SHEETS

	SEPTEMBER 30,
	2002	DECEMBER 31,
	(Unaudited)	2001

ASSETS
Land held for sale	$372,717	$372,717
Cash and cash equivalents	80,452	137,633
Accounts receivable	0	—
Prepaid insurance	58	—

	$453,227	$510,350

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$13,051	$49,636
Partners’ equity:
General partner	47,395	47,601
Limited partners (9,650 units outstanding)	392,781	413,113

	440,176	460,714

	$453,227	$510,350

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

	2002	2001	2002	2001

REVENUES:
Gain on sale of land	$—	$—	$—	$1,918,254
Extension fee income	—	—	—	60,300
Interest income related to sale of land	—	—	—	12,246
Interest income	614	1,180	1,784	16,986
Other income	—	100	—	100

	614	1,280	1,784	2,007,886

EXPENSES:
General and administrative	6,080	3,987	21,443	17,816
Management fee	—	—	—	—
Real estate taxes	21	22	71	64
Insurance	57	17	172	53
Delaware franchise & excise tax	—	—	100	100
Tennessee franchise & excise tax	136	857	536	44,420

	6,294	4,883	22,322	62,453

NET INCOME (LOSS)	(5,680)	(3,603)	(20,538)	1,945,433
Partners’ equity,
Beginning of period	445,856	470,778	460,714	1,030,742
Capital distribution	—	—	—	(2,509,000)

Partners’ equity,
End of period	$440,176	$467,175	$440,176	$467,175

Weighted average number of limited partnership units outstanding	9,650	9,650	9,650	9,650

Income (loss) from operations per limited partnership interest	$(0.59)	$(0.37)	$(2.13)	$201.60

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sale of land, net of previously escrowed cash	$—	$2,305,720
Extension fees received	—	60,300
Interest income received	1,784	92,154
Other income received	—	100
Cash paid for operating expenses	(58,965)	(30,530)

Net cash (used in) provided by operating activities	(57,181)	2,427,744
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	—	(2,509,000)

Decrease in cash	(57,181)	(81,256)
Cash, beginning of period	137,633	219,224

Cash, end of period	$80,452	$137,968

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(20,538)	$1,945,433
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of land	—	(1,918,254)
Net proceeds from sale of land, net of previously escrowed cash	—	2,305,720
(Decrease) increase in accounts payable and accrued expenses	(36,585)	32,016
Increase in prepaid expenses	(58)	(18)
Decrease in interest and other receivables	—	62,847

Net cash (used in) provided by operating activities	$(57,181)	$2,427,744

See notes to financial statements.

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2002
(Unaudited)

A.	ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2001. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the nine-months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first nine months were as follows:

	2002	2001

Reimbursements	$1,359	$1,169
Commissions	$-0-	$261,405