Form 10-K
period 2002-12-31
SOUTHEAST ACQUISITIONS II LP
filed 2003-03-28
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X         ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE
---        ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

--- TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

 -------------------------------------------------------------------------------

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

                                TABLE OF CONTENTS

PART I

ITEM I.       BUSINESS.....................................................................1
              Background ..................................................................1
              Material Recent Developments.................................................2
              Employees....................................................................2
              Competition..................................................................2
              Trademarks and Patents.......................................................2

ITEM 2.       PROPERTIES...................................................................2

ITEM 3.       LEGAL PROCEEDINGS............................................................4

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................4


PART II.

ITEM 5.       MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP
              INTEREST AND RELATED SECURITY HOLDER MATTERS.................................4

ITEM 6.       SELECTED FINANCIAL DATA......................................................4
              SELECTED QUARTERLY FINANCIAL DATA............................................5

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS....................................................6
              Background...................................................................6
              Results of Operations........................................................6
              2002 Compared to 2001........................................................6
              2001 Compared to 2000........................................................6
              Liquidity and Capital Resources..............................................7
              Controls and Procedures......................................................7

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................7

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.....................................................7


PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP...........................7

ITEM 11.     EXECUTIVE COMPENSATION........................................................9

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT....................................................................9
             Security Ownership of Management..............................................9
             Changes in Control............................................................9

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................9


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.....................................................................10
                 (a) Index to Financial Statements........................................10
                 (b) Reports on Form 8-K..................................................10
                 (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)....10

SIGNATURES

                                     PART I

ITEM 1. BUSINESS

        Background

        Southeast Acquisitions II, L.P. (the "Partnership") was formed on December 14, 1987, as a Delaware limited partnership. The Partnership's public offering of 9,650 units of limited partnership interest ("Units") commenced on June 8, 1988 and terminated on July 18, 1988 when all 9,650 Units were sold. The Partnership was scheduled to terminate on December 31, 2000. There are currently no plans to extend the Partnership agreement. Since there is land remaining at December 31, 2002, the current General Partner will continue to operate in the liquidation mode until all of the Partnership's Property is sold.

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

        Since acquisition, the Partnership has sold all of its Georgia Property, all of its South Carolina Property, and approximately 67% of its Tennessee Property. All remaining land is currently being marketed.

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

        Material Recent Developments

        During 2002 the Partnership sold approximately one half acre of its Rutherford, County Tennessee Property for $112,385 and recognized a gain of $97,794. The Partnership also entered into a sales contract for all of the remaining land in Rutherford County for a total sales price of $5,320,244. This contract could close on or before May 20, 2003, but the contract allows the buyer to extend the closing date by 60 days by paying a nonrefundable deposit of $20,000. The buyer is allowed to make up to two extensions, but the purchase price would change to $5,510,253 and $5,700,262, respectively. There are contract contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.

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

ITEM 2. PROPERTIES

        The Partnership owns approximately 45 acres of undeveloped land in Rutherford County, Tennessee.

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

        Rutherford County, Tennessee Property:

        The Rutherford County, Tennessee Property is located approximately 18 miles southeast of the Nashville Central business district and 10 miles southeast of the Nashville Metropolitan Airport. Following a sale of four acres in 1995, 32.514 acres in 1997, and 52.281 acres in January 2001 and .41 acres in October 2002 the Property consists of approximately 45 acres in the northeast quadrant of the I-24/Sam Ridley interchange, with frontage on the access road. The four acres sold in 1995 were part of the Property located at the northwest corner of the I-24 interchange. This land was located along Sam Ridley and was the portion of the Property located furthest from the interchange itself and was sold for a price of $50,000 per acre. The 32.514-acre sale in 1997 and the
52.281 acre sale in January 2001, were also at $50,000 per acre. During 1998 and 1999 there were no sales of Rutherford County, Tennessee Property but the Partnership sold an easement for $101,500 less commissions in 1998 and another utility easement in 1999 for $17,658. In 2000, the Partnership recognized an additional $7,509 in relation to the 1999 utility easement sale.

        In an effort to make future development of the Property easier, all of the Property has now been zoned for commercial use and is located entirely within the Smyrna City Limits rather than part in the City of Smyrna and part in the City of LaVergne. There is a small cemetery located in the northwest quadrant of I-24, which the former general partner was aware of at the time of purchase, and which the General Partner does not believe will have an adverse effect on the Partnership's ability to sell the land. The I-24/Sam Ridley Parkway interchange is one exit south of Interchange City Industrial Park, the largest industrial park in the Nashville area, and is currently the last I-24 interchange south of the city to which sewer lines are available. At December 31, 1997, I-24 was being widened to three lanes in each direction from Bell Road in Nashville to the Sam Ridley interchange. This widening was completed in 1998. In 1999 I-24 was being widened to three lanes from Sam Ridley interchange to the I-440 interchange approximately 9 miles south of the property. This was completed in 2000. In 2001, Hospital Corporation of America announced plans to build a major medical facility on the southeast quadrant of the I-24 interchange. The facility will be located immediately across the street from the remaining Rutherford County, Tennessee Property. It is estimated to cost seventy-six million dollars and it is expected to be completed in 2003.

        The former general partner had the Rutherford County Property appraised in 1996 by Martin Appraisal Services. The appraiser had no affiliation with the former general partner, although the president of Martin Appraisal Services served as a vice president of an affiliate of the current General Partner from April 1984 to August 1987. The Property was appraised in two tracts; one consisting of 84.5 acres for $2,250,000, or approximately $26,627 per acre, and the second consisting of 45.05 acres for $2,000,000, or approximately $44,395 per acre. The appraiser used the sales comparison (market) approach to value the Property in bulk. The appraiser also estimated the value of the Property if developed and sold as lots to end-users. The appraiser was able to use several sales of land that occurred in the past few years along Sam Ridley Parkway in the sales comparison approach. In the development analysis, the appraiser evaluated the sale of tracts of land over a three-year period and estimated the costs of necessary utility improvements. Due to the short period of time estimated as an absorption period, the appraiser did not discount the cash flow for the absorption period.

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

        There were no matters submitted to a vote of security holders in 2002.


                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

        There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on June 8, 1988 of 9,650 units of limited partnership interests. The offering of $9,650,000 was fully subscribed and terminated on June 24, 1988. As of December 31, 2002, there were 474 limited partners in the Partnership.

ITEM 6. SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------
                   For the Year    For the Year    For the Year    For the Year   For the Year
                       Ended         Ended            Ended           Ended           Ended
                   December 31,    December 31,    December 31,    December 31,   December 31,
                       2002           2001            2000            1999            1998
----------------------------------------------------------------------------------------------
Operating
Revenues             $100,315      $2,008,594      $  244,963      $   73,299      $1,719,053
----------------------------------------------------------------------------------------------
Net Income           $ 66,579      $1,938,972      $  198,000      $   10,865      $1,620,142
----------------------------------------------------------------------------------------------
Net Income per
Unit of Limited
Partnership
Interest             $   6.90      $   200.93      $    20.52      $     1.13      $   167.89
----------------------------------------------------------------------------------------------
Total Assets         $546,923      $  510,350      $1,082,329      $1,144,861      $2,349,250
----------------------------------------------------------------------------------------------
Long Term
Obligations              NONE            NONE            NONE            NONE            NONE
----------------------------------------------------------------------------------------------
Cash
Distributions
Declared per
Unit of Limited
Partnership
Interest                 NONE      $      260      $       30      $      123      $      186
----------------------------------------------------------------------------------------------

                  SELECTED QUARTERLY FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
                                                    For the                                   For the      For the
                         For the        For the     Quarter       For the        For the      Quarter      Quarter        For the
                      Quarter Ended  Quarter Ended   Ended     Quarter Ended  Quarter Ended    Ended        Ended      Quarter Ended
                       December 31,  September 30,   June 30,     March 31,   December 31,  September 30,  June 30,       March 31,
                          2002          2002          2002          2002          2001          2001         2001          2001
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenue        $98,531      $   614       $   581       $   589       $   708       $ 1,280       $63,144      $1,943,462
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit*                N/A          N/A           N/A           N/A           N/A          N /A           N/A            N /A
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
before Extra-
ordinary Items and
Cumulative Effect
of a Change in
Accounting               $87,117      $(5,680)      $(7,933)      $(6,925)      $(6,461)      $(3,603)      $55,480      $1,893,556
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)
per Unit of Limited
Partnership
Interest                 $  9.03      $ (0.59)      $ (0.82)      $ (0.72)      $ (0.67)      $ (0.37)      $  5.75      $   196.22
------------------------------------------------------------------------------------------------------------------------------------

Net Income
(Loss)                   $87,117      $(5,680)      $(7,933)      $(6,925)      $(6,461)      $(3,603)      $55,480      $1,893,556
------------------------------------------------------------------------------------------------------------------------------------

  * In the real estate industry, costs of sales are netted in the gain on sale of land and are included in operating revenues; therefore, there is no breakdown for gross profit.

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

        In 1988 the Partnership purchased 579 acres of unimproved land at three locations. The status of these Properties at December 31, 2002 is as follows:


----------------------------------------------------------------------------------------------------------
                                                     Property Sold Prior to        Remaining Property Held
Place                      Property Purchased           December 31, 2002                 for Sale
----------------------------------------------------------------------------------------------------------
Henry County,                  353 Acres                    353 Acres                     -0- Acres
Georgia
----------------------------------------------------------------------------------------------------------
Greenville,                     91 Acres                     91 Acres                     -0- Acres
South Carolina
----------------------------------------------------------------------------------------------------------
Rutherford County,             135 Acres                     90 Acres                      45 Acres
Tennessee
----------------------------------------------------------------------------------------------------------

        2002 Compared to 2001

        During 2002, the Partnership sold approximately one half acre in Rutherford County, Tennessee for a gain of $97,794 compared to 2001, when the Partnership sold approximately 52 acres in Rutherford County for a gain of $1,918,254. In 2001 the Partnership also recognized non-refundable extension fees and interest of $72,546 related to another Rutherford County sales contract that was subsequently cancelled by the prospective purchaser. The Partnership had no such revenue in 2002. Other revenues in 2002 included interest of $2,521 compared to $17,694 in 2001. The interest was lower due to a lower cash reserve. Other revenue in 2001 included $100 for "independent consideration" for the Partnership's willingness to execute a sales contract that was subsequently terminated. There was no such income in 2002. There were no distributions to the Limited Partners in 2002. In 2001 there was a distribution of $260 per Unit.

        Expenses during 2002 were $33,736 consisting of general and administrative expenses of $28,017, franchise and excise tax of $4,236, real estate taxes of $1,253 and insurance of $230. The general and administrative expenses included $22,542 in accounting and legal fees, which represents an increase of $2,283 from 2001. This increase was primarily due to additional legal assistance related to a quitclaim deed for right-of-way. The general and administrative expenses for 2002 also included professional fees of $3,684, which represents an increase of $1,629 from 2001. This increase was due to civil engineering services required for roadway modifications on the remaining Property. The franchise and excise taxes were $41,141 lower that in 2001, when the Partnership paid $45, 277 related to gains on the sale of land. The real estate taxes in 2002 included $1,167 in greenbelt rollback taxes that were paid in relation to the Rutherford County land sale. There were no such taxes in 2001.

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

        Inflation did not have a material impact on operations during 2002, 2001 and 2000.

        Liquidity and Capital Resources

        Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $176,824 at December 31, 2002. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses through the liquidation mode. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

                Controls and Procedures

                (a) Within the ninety day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the Partnership that must be included in our periodic SEC filings.

                (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Partnership's financial statements for the years ended December 31, 2002, 2001 and 2000 together with the report of the Partnership's independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K.

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

        The General Partner is a Tennessee limited liability company whose members are Richard W. Sorenson, who owns a 50% interest in the General Partner and has a 51% voting right and Southeast Venture LLC, a Tennessee limited liability company, which owns 50% and has a 49% voting right.

        Mr. Sorenson, age 77, has over 40 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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

        The other member of the General Partner is Southeast Venture LLC ("SVLLC"). The officers and key employees of SVLLC include the following:

        Paul J. Plummer, age 53. Mr. Plummer is a registered architect and serves as director of architectural services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

        Wood S. Caldwell, age 49. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC's development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SVC in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

        Axson E. West, age 48. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SVC in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. He received his Bachelor of Arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

        Cameron W. Sorenson, age 41. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large-scale land development ventures for SVLLC. Prior to joining SVC in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his Bachelor of Science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

        Randy W. Parham, age 47. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice-President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of Metro Center Properties and formed Metro Center Management, Inc. where he served as President through 1997.

ITEM 11. EXECUTIVE COMPENSATION

        During the fiscal years ended December 31, 2002, 2001 and 2000, the Partnership did not pay compensation to any officers of the General Partner. The Partnership paid to the General Partner management fees of $19,000 in the year ended December 31, 2000. No management fees were paid during 2002 or 2001 since the Partnership is operating in liquidation mode. See Item 13 of this report, "Certain Relationships and Related Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 2002 no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known to the Partnership to beneficially own more than 5% of the Units of the Partnership.

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

        The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). During 2002, 2001 and 2000, the General Partner received no cash distributions.

        At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership's property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property. Any such real estate commission or disposition fee paid to the General Partner will reduce any distribution to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 2002, 2001 and 2000, the Partnership paid real estate sales commissions of $7,867, $261,405, and $7,453 respectively, to the General Partner.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                          Page
            (a)      Index to Financial Statements

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

            (b)      Reports on Form 8-K

                     No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2002.

            (c)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

-------------------------------------------------------------------------------------
Exhibit Numbers                 Description                            Page Numbers
-------------------------------------------------------------------------------------
3.1 (a)                 Certificate of Limited Partnership                  *
-------------------------------------------------------------------------------------
3.1 (b) & (4)           Restated Limited Partnership Agreement              **
-------------------------------------------------------------------------------------
3.1(c)                  First Amendment to Restated Limited                 E-1
                        Partnership Agreement
-------------------------------------------------------------------------------------
9                       Not Applicable
-------------------------------------------------------------------------------------
11                      Not Applicable
-------------------------------------------------------------------------------------
12                      Not Applicable
-------------------------------------------------------------------------------------
13                      Not Applicable
-------------------------------------------------------------------------------------
16                      Not Applicable
-------------------------------------------------------------------------------------
18                      Not Applicable
-------------------------------------------------------------------------------------
19                      Not Applicable
-------------------------------------------------------------------------------------
22                      Not Applicable
-------------------------------------------------------------------------------------
24                      Not Applicable
-------------------------------------------------------------------------------------
25                      Not Applicable
-------------------------------------------------------------------------------------
27                      Financial Data Schedule (for SEC use only)
-------------------------------------------------------------------------------------
29                      Not Applicable
-------------------------------------------------------------------------------------
99.1                    Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------

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

                                DECEMBER 31, 2002

                                      with

                          INDEPENDENT AUDITORS' REPORT

Audited Financial Statements

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2002



Independent Auditors' Report.................................................F-1
Balance Sheets...............................................................F-2
Statements of Income.........................................................F-3
Statements of Partners' Equity...............................................F-4
Statements of Cash Flows.....................................................F-5
Notes to Financial Statements................................................F-6

                          INDEPENDENT AUDITORS' REPORT


Partners
Southeast Acquisitions II, L.P.
Nashville, Tennessee


We have audited the accompanying balance sheets of Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2002 and 2001, and the related statements of income, partners' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note A, according to the terms of the partnership agreement, the Partnership was scheduled to terminate on December 31, 2000 and is continuing to operate in liquidation mode.



Atlanta, Georgia
January 14, 2003

BALANCE SHEETS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)





                                                       December 31
                                                   ---------------------
                                                     2002         2001
                                                   --------     --------
ASSETS

Land held for sale--Note D                         $369,365     $372,717
Cash and cash equivalents                           176,824      137,633
Property tax reimbursement receivable                   734          -0-
                                                   --------     --------

                                                   $546,923     $510,350
                                                   ========     ========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses              $ 19,630     $ 49,636

Partners' equity--Note C:
    General partner                                  48,267       47,601
    Limited partners (9,650 units outstanding)      479,026      413,113
                                                   --------     --------
                                                    527,293      460,714
                                                   --------     --------

                                                   $546,923     $510,350
                                                   ========     ========



See notes to financial statements.

STATEMENTS OF INCOME

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


                                                    Year Ended December 31
                                             ------------------------------------
                                                2002          2001         2000
                                             ----------    ----------    --------
Revenues:
    Gain on sale of land                     $   97,794    $1,918,254    $105,587
    Gain on sale of utility easements               -0-           -0-       7,509
    Extension fees and interest income on
       land sales contracts--Note E                 -0-        72,546     125,928
    Interest and other income                     2,521        17,794       5,939
                                             ----------    ----------    --------
                                                100,315     2,008,594     244,963
Expenses:
    General and administrative                   28,017        24,088      26,873
    Franchise and excise taxes                    4,236        45,377         -0-
    Management fees--Note B                         -0-           -0-      19,000
    Real estate taxes                             1,253            86         886
    Insurance                                       230            71         204
                                             ----------    ----------    --------
                                                 33,736        69,622      46,963
                                             ----------    ----------    --------

Net income:
    General partner                                 666        19,390       1,980
    Limited partners                             65,913     1,919,582     196,020
                                             ----------    ----------    --------

                                             $   66,579    $1,938,972    $198,000
                                             ==========    ==========    ========

Net income per limited partnership unit      $     6.90    $   200.93    $  20.52
                                             ==========    ==========    ========



See notes to financial statements.

STATEMENTS OF PARTNERS' EQUITY

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)




                                   General     Limited
                                   Partner     Partners          Total
                                   -------    -----------     -----------
Balance at January 1, 2000         $26,231    $ 1,097,048     $ 1,123,279

Distributions ($30 per unit)           -0-       (290,537)       (290,537)

Net income for the year ended
    December 31, 2000                1,980        196,020         198,000
                                   -------    -----------     -----------

Balance at December 31, 2000        28,211      1,002,531       1,030,742

Distributions ($260 per unit)          -0-     (2,509,000)     (2,509,000)

Net income for the year ended
    December 31, 2001               19,390      1,919,582       1,938,972
                                   -------    -----------     -----------

Balance at December 31, 2001        47,601        413,113         460,714

Net income for the year ended
    December 31, 2002                  666         65,913          66,579
                                   -------    -----------     -----------

Balance at December 31, 2002       $48,267    $   479,026     $   527,293
                                   =======    ===========     ===========



See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


                                                                        Year Ended December 31
                                                                  ----------------------------------
                                                                    2002         2001         2000
                                                                  --------    ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $ 66,579    $1,938,972    $198,000
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Gain on sale of land                                      (97,794)   (1,918,254)   (105,587)
         Proceeds from sale of land, net of earnest money
           of $40,000 in 2001                                      101,146     2,305,720     267,978
         Increase in property tax reimbursement receivable            (734)          -0-         -0-
         Decrease (increase) in interest and other receivables         -0-        62,922     (62,922)
         Decrease in receivable from sale of utility easement          -0-           -0-      17,658
         (Decrease) increase in accounts payable
           and accrued expenses                                    (30,006)       38,049      (9,995)
         Increase in earnest money on deposit                          -0-           -0-      40,000
                                                                  --------    ----------    --------
                                           NET CASH PROVIDED BY
                                            OPERATING ACTIVITIES    39,191     2,427,409     345,132

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to limited partners                                  -0-    (2,509,000)   (290,537)
                                                                  --------    ----------    --------
                                          INCREASE (DECREASE) IN
                                       CASH AND CASH EQUIVALENTS    39,191       (81,591)     54,595

Cash and cash equivalents at beginning of year                     137,633       219,224     164,629
                                                                  --------    ----------    --------

                                      CASH AND CASH EQUIVALENTS
                                                  AT END OF YEAR  $176,824    $  137,633    $219,224
                                                                  ========    ==========    ========



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2002


NOTE A--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) ("the Partnership") is a Delaware limited partnership that was formed to acquire and sell undeveloped land. The Partnership was formed during December 1987 and received equity contributions totaling $9,650,000 through the sale of 9,650 limited partnership units during 1988. The Partnership was originally scheduled to terminate on December 31, 1998. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2000. The partnership is currently operating in liquidation mode until all of the Partnership's land is sold. No adjustments are necessary to present the financial statements on the liquidation basis.

During 1988, the Partnership purchased undeveloped land to be marketed for sale as follows: approximately 135 acres near Nashville, Tennessee, approximately 91 acres in Greenville, South Carolina, and approximately 353 acres near Atlanta, Georgia. This land was purchased from an affiliate of the previous general partner. At December 31, 2002, the remaining land consisted of approximately 45 acres of the Tennessee land.

The following accounting policies are presented to assist the reader in understanding the Partnership's financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and the Partnership's execution of its obligations under the contract.

Land Held for Sale: Land is carried at the lower of cost or fair value, less estimated cost to sell. The value of the land is reviewed for impairment annually by considering recent sales, contract negotiations in progress, and sale activity in the land's geographic area. The Partnership's land is carried net of the remaining portion of an original write-down of $3,467,829 that was recognized during 1991.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. The write-down of the land's carrying value that has been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 2002 and 2001, the remaining portion of the 1991 write-down that had not been recognized for income tax purposes totaled $1,163,714 and $1,174,276, respectively.

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

Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2002, cash on deposit included approximately $187,000 in excess of federally insured limits.

NOTE B--RELATED PARTY TRANSACTIONS

No management fees were paid during 2002 and 2001 since the Partnership was operating in liquidation mode. During 2000, the Partnership paid management fees to the general partner of $19,000, as provided for in the amendment to the partnership agreement that was adopted during November 1997.

During the years ended December 31, 2002, 2001 and 2000, sales commissions totaling $7,867, $261,405 and $7,453, respectively, were paid to the general partner related to sales of land.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 2002, 2001 and 2000, reimbursements to the general partner's members and related companies totaled $1,788, $934 and $1,634, respectively.

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE C--PARTNERS' EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

(a) Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be made 100% to the limited partners until the limited partners have received (i) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contribution, as defined ($1,136,019 at December 31, 2002) plus (ii) a return of their capital contributions ($9,650,000 at December 31, 2002); thereafter, distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership's liquidation will be made in accordance with the partners' capital accounts as maintained for federal income tax purposes.

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

During the years ended December 31, 2002, 2001 and 2000, the Partnership paid distributions against the limited partners' cumulative annual return in accordance with the partnership agreement of $-0-, $2,509,000, and $290,537, respectively, or per unit amounts of $-0-, $260, and $30, respectively.

Cumulative distributions applied against the limited partners' cumulative annual return through December 31, 2002 totaled $12,857,281, or $1,332 per unit.

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

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE D--SUMMARY OF PROPERTY AND ACTIVITY

At December 31, 2002, land consisted of the following:

            Description                     Initial Cost      Carrying Amount      Date Acquired
-----------------------------------         ------------      ---------------      -------------
45 acres of unimproved land
    in Rutherford County, Tennessee         $ 1,533,079         $   369,365          June 1988

There were no liens on the land as of December 31, 2002. At December 31, 2002, the aggregate carrying value of the land for income tax purposes was $1,533,079. The difference between the carrying value for financial statement purposes and income tax purposes resulted from a write-down of the Tennessee property's carrying value that was recorded for financial statement purposes during 1991 as more fully described in Note A.

Land activity during the years ended December 31, 2000, 2001 and 2002 consisted of the following:

         Balance at January 1, 2000                              $     962,574
         Cost of land sold                                            (162,391)
                                                                 -------------

         Balance at December 31, 2000                                  800,183
         Cost of land sold                                            (427,466)
                                                                 -------------

         Balance at December 31, 2001                                  372,717
         Cost of land sold                                              (3,352)
                                                                 -------------

         Balance at December 31, 2002                            $     369,365
                                                                 =============

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)


NOTE E--EXTENSION FEES AND INTEREST INCOME ON LAND SALES CONTRACTS

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

                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Southeast Acquisitions II, L.P. (the "Partnership") on Form 10-K (the "Report") for the period ending December 31, 2002 as filed with the Securities and Exchange Commissions on the date hereof I, Richard W. Sorenson, the principal executive officer of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, to my knowledge, that:

        (1) The report fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operation of the Partnership.



/s/ Richard W. Sorenson
----------------------------
Richard W. Sorenson

Richard W. Sorenson
Principal Executive Officer & Member
Southern Management Group, LLC
March 24, 2003

                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Southeast Acquisitions II, L.P. (the "Partnership") on Form 10-K (the "Report") for the period ending December 31, 2002 as filed with the Securities and Exchange Commissions on the date hereof I, Laura E. Ristvedt, the principal financial officer of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, to my knowledge, that:

        (1) The report fully complies with the requirements of section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operation of the Partnership.



/s/ Laura E. Ristvedt
-----------------------------
Laura E. Ristvedt

Laura E. Ristvedt
Principal Financial Officer
Southern Management Group, LLC
March 24, 2003

                    Certification of Chief Executive Officer
                       Of Southeast Acquisitions II, L.P.


         This certification is provided pursuant to Section 302 of the Sarbanes-Oxely Act of 2002, and accompanies the annual report on form 10-K (the "Form 10-K") for the year ended December 31, 2002 of Southeast Acquisitions II, L.P.

        I, Richard W. Sorenson, certify that:

        1. I have reviewed this annual report on Form 10-K of Southeast Acquisitions II, L.P.

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



3/26/03                                     /s/ Richard W. Sorenson
----------------                            -----------------------------
Date                                        Richard W. Sorenson

                                            Richard W. Sorenson
                                            Principal Executive Officer & Member
                                            Southern Management Group, LLC

                    Certification of Chief Financial Officer
                       Of Southeast Acquisitions II, L.P.


        This certification is provided pursuant to Section 302 of the Sarbanes-Oxely Act of 2002, and accompanies the quarterly report on form 10-K (the "Form 10-K") for the year ended December 31, 2002 of Southeast Acquisitions II, L.P.

        I, Laura E. Ristvedt, certify that:

        1. I have reviewed this annual report on Form 10-K of Southeast Acquisitions II, L.P.

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



3/26/03                                            /s/ Laura E. Ristvedt
-----------------                                  -----------------------------
Date                                               Laura E. Ristvedt

                                                   Laura E. Ristvedt
                                                   Principal Financial Officer

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

Signature                        Title                                       Date
---------                        -----                                       ----
/s/ Richard W. Sorenson          President, Chief Executive
-----------------------          Officer and Chief Financial Officer
                                 of Southern Management Group, LLC.