Form 10-Q
period 2003-03-31
SOUTHEAST ACQUISITIONS II LP
filed 2003-05-15
CIK 829905

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2003 TO MARCH 31, 2003.

Commission File number:  0-17680 (formerly 33-20255)

                        SOUTHEAST ACQUISITIONS II, L.P.
                           (Exact name of registrant)

Delaware                                                23-2498841

(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

3011 Armory Drive, Suite 310
Nashville, Tennessee  37204
(Address of Principal Executive Offices)

Issuers Telephone Number:  615-834-0872

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of Southeast Acquisitions II, L.P. (the "Partnership") at March 31, 2003 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

         The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a "Property", collectively the "Properties"): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. There can be no assurance that the Partnership's objectives will be realized. At March 31, 2003 there remains approximately 45 acres of Rutherford County, Tennessee property.

         Results of Operations for First Quarter of 2003 Compared with First Quarter of 2002

         The Partnership activities for the first quarter of 2003 and the first quarter of 2002 were focused on the sale of Partnership property. The Partnership had no sales of property in the first quarter of 2003 or in the first quarter of 2002. In the first quarter of 2003, the Partnership earned interest income of $685 as compared to $589 of interest earned in the first quarter of 2002. The increase in interest earned is a result of having a higher average cash reserve during the quarter compared to the same quarter of 2002. The increase to the cash reserve in 2003 resulted from the sale of approximately one half acre of the Rutherford County Property in the fourth quarter of 2002.

         Expenses in the first quarter of 2003 included general and administrative expenses of $6,060 versus $7,432 in the first quarter of 2002. The 2002 amount includes $927 of engineering fees related to possible modifications to the roadway and site access to the Rutherford County, Tennessee Property. There was no such fee in the first quarter of 2003. There was also a $443 decrease to accounting and legal fees in the first quarter of 2003 as compared to the same quarter of 2002. The Partnership reflects Tennessee franchise and excise tax of $559 in 2003. This tax consists of $159 for additional taxes due in relation to the fourth quarter sale of the Rutherford County, Tennessee Property. The remaining $400 is for the first quarter tax estimate for 2003. There was no such tax in the first quarter of 2002. Real estate taxes in the first quarter of 2003 were $23 compared with $25 in the first quarter of 2003. Insurance in each of the first quarters of 2003 and 2002 was $57.

         Inflation did not have any material impact on operations during the first quarter of 2003 and it is not expected to materially impact future operations.

         Liquidity and Capital Resources

         The Partnership had cash reserves of $166,564 at March 31, 2003, which will be used to cover the following estimated annual costs: accounting fees of $16,500, legal fees of $5,000, insurance costs of $230, property taxes of $94, Tennessee franchise and excise taxes of $1,600 and other administrative costs of $21,000. In the General Partner's opinion, the Partnership's reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership's operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

Item 3. Controls and Procedures

         (a) Within the ninety day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the company that must be included in our periodic SEC filings.

         (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         There were no changes in the Partnership's securities during the first quarter of 2003.

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

         No matters were submitted to the Partners for a vote during the first quarter of 2003.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers            Description                                          Page Number
---------------            -----------                                          -----------
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



Signature                                            Title                              Date
---------                                            -----                              ----
/s/ Richard W. Sorenson                              President,                         May 13, 2003
-----------------------                              Southern Management
Richard W. Sorenson                                  Group, LLC

                    Certification of Chief Executive Officer
                       Of Southeast Acquisitions II, L.P.

         This certification is provided pursuant to Section 302 of the Sarbanes-Oxely Act of 2002, and accompanies the quarterly report on form 10-Q for the quarter ended March 31, 2003 of Southeast Acquisitions II, L. P.

         I, Richard W. Sorenson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Southeast Acquisitions II, L. P.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 13, 2003                                /s/ Richard W. Sorenson
----------------                            -----------------------------
Date                                        Richard W. Sorenson

                                            Richard W. Sorenson
                                            Principal Executive Officer & Member
                                            Southern Management Group, LLC

                    Certification of Chief Financial Officer
                       Of Southeast Acquisitions II, L.P.

         This certification is provided pursuant to Section 302 of the Sarbanes-Oxely Act of 2002, and accompanies the quarterly report on form 10-Q for the quarter ended March 31, 2003 of Southeast Acquisitions II, L. P.

         I, Laura E. Ristvedt, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Southeast Acquisitions II, L. P.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003                                         /s/ Laura E. Ristvedt
-----------------                                    ---------------------------
Date                                                 Laura E. Ristvedt

                                                     Laura E. Ristvedt
                                                     Principal Financial Officer

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP

                                 BALANCE SHEETS

                                                      MARCH 31,        DECEMBER 31,
                                                         2003             2002
                                                     (UNAUDITED)
                                                     -----------       ------------
                           ASSETS
LAND HELD FOR SALE                                    $ 369,365         $ 369,365

CASH AND CASH EQUIVALENTS                               166,564           176,824

ACCOUNTS RECEIVABLE                                         734               734

PREPAID INSURANCE                                           173              --
                                                      ---------         ---------
                                                      $ 536,836         $ 546,923
                                                      =========         =========

              LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $  15,557         $  19,630

PARTNERS' EQUITY:
  GENERAL PARTNER                                        48,207            48,267
  LIMITED PARTNERS (9,650 UNITS OUTSTANDING)            473,072           479,026
                                                      ---------         ---------
                                                        521,279           527,293
                                                      ---------         ---------
                                                      $ 536,836         $ 546,923
                                                      =========         =========

SEE NOTES TO FINANCIAL STATEMENTS.

                                   EXHIBIT A

                         SOUTHEAST ACQUISITIONS II, LP
                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY
                                  (UNAUDITED)


                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31
                                                         2003              2002
                                                      ---------         ---------
REVENUES:
  INTEREST INCOME                                     $     685         $     589
                                                      ---------         ---------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                              6,060             7,432
  REAL ESTATE TAXES                                          23                25
  INSURANCE                                                  57                57
  TENNESSEE FRANCHISE AND EXCISE TAX                        559              --
                                                      ---------         ---------
                                                          6,699             7,514
                                                      ---------         ---------

NET INCOME (LOSS)                                        (6,014)           (6,925)

PARTNERS' EQUITY,
  BEGINNING OF PERIOD                                   527,293           460,714

CAPITAL DISTRIBUTION                                       --                --
                                                      ---------         ---------

PARTNERS' EQUITY,
  END OF PERIOD                                       $ 521,279         $ 453,789
                                                      =========         =========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                       9,650             9,650
                                                      =========         =========

INCOME (LOSS) FROM OPERATIONS
  PER LIMITED PARTNERSHIP
  INTEREST                                            $   (0.62)        $   (0.72)
                                                      =========         =========

SEE NOTES TO FINANCIAL STATEMENTS.

                                   EXHIBIT A

                        SOUTHEAST ACQUISITIONS II, LP
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31
                                                                                     ---------------------------
                                                                                        2003              2002
                                                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  INTEREST INCOME RECEIVED                                                           $     685         $     589
  CASH PAID FOR OPERATING EXPENSES                                                     (10,945)          (14,846)
                                                                                     ---------         ---------
                 NET CASH USED IN OPERATING ACTIVITIES                                 (10,260)          (14,257)

CASH, BEGINNING OF PERIOD                                                              176,824           137,633
                                                                                     ---------         ---------
CASH, END OF PERIOD                                                                  $ 166,564         $ 123,376
                                                                                     =========         =========


RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:

  NET LOSS                                                                           $  (6,014)        $  (6,925)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

                 DECREASE IN ACCOUNTS PAYABLE AND
                   ACCRUED EXPENSES                                                     (4,073)           (7,160)
                 INCREASE IN PREPAID EXPENSES                                             (173)             (172)
                                                                                     ---------         ---------
                 NET CASH USED IN OPERATING ACTIVITIES                               $ (10,260)        $ (14,257)
                                                                                     =========         =========

SEE NOTES TO FINANCIAL STATEMENTS.

                         SOUTHEAST ACQUISITIONS II, LP
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                   For the Three Months Ended March 31, 2003
                                  (Unaudited)

A.       ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

B.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

                                                    2003                2002
                                                    ----                ----

         Reimbursements                             $410                $672