Form 10-Q
period 2003-06-30
SOUTHEAST ACQUISITIONS II LP
filed 2003-08-14
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2003 TO JUNE 30, 2003.

Commission File number: 0-17680 (formerly 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

3011 Armory Drive, Suite 310
Nashville, Tennessee 37204
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 615-834-0872

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes ☒                      No ☐

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at June 30, 2003 are attached hereto as Exhibit A.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership’s objectives will be realized. At June 30, 2003 there remains approximately 45 acres of Rutherford County, Tennessee property.

     Results of Operations for Second Quarter of 2003 Compared with Second Quarter of 2002

     The Partnership activities for the second quarter of 2003 and the second quarter of 2002 were focused on the sale of Partnership property. There were no sales in the second quarter of 2003 or the second quarter of 2002. Income during the second quarter of 2003 consisted of interest income of $621 as compared to $581 of interest earned in the second quarter of 2002. The increase in interest earned during the second quarter of 2003 compared to the same quarter of 2002 is the result of moving the cash reserve to a higher yield account prior to year ending 2002.

     Expenses in the second quarter of 2003 included general and administrative expenses of $5,662 versus $7,931 in the second quarter of 2002. The decrease was primarily due to a decrease in legal fees. During the second quarter of 2002 the Partnership paid legal fees for the review and discussion of a rock removal agreement and a proposed contract to sell a fractional acre for a roadway easement on the Rutherford County, Tennessee property. There were no such fees in the second quarter of 2003. In addition, the Partnership paid $400 for the second quarter 2003 estimated Tennessee franchise and excise taxes, the same amount that was paid in the second quarter of 2002. Real estate taxes in the second quarter of 2003 were $23 compared with $25 in the second quarter of 2002. Insurance in the second quarter of 2002 was $58, the same amount that was paid in the second quarter of 2002. During the second quarter of 2003, as in 2002, the Partnership paid $100 for Delaware franchise and excise tax.

     Inflation did not have any material impact on operations during 2003 and it is not expected to materially impact future operations.

     Liquidity and Capital Resources

     The Partnership had cash reserves of $153,341 at June 30, 2003, which will be used to cover the following estimated annual costs: accounting fees of $16,500, legal fees of $5,000, insurance costs of $230, property taxes of $94, Tennessee franchise taxes of $1,600 and other administrative costs of $21,000. In the General Partner’s opinion, the Partnership’s reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     There were no changes in the Partnership’s securities during the second quarter of 2003.

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

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Partners for a vote during the second quarter of 2003.

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

     None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Number

31.1	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard W. Sorenson Richard W. Sorenson	President, Southern Management Group, LLC	August 12, 2003

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

BALANCE SHEETS

	JUNE 30,
	2003	DECEMBER 31,
	(Unaudited)	2002

ASSETS
Land held for sale	$369,365	$369,365
Cash and cash equivalents	153,341	176,824
Accounts receivable	734	734
Prepaid insurance	115	—

	$523,555	$546,923

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$7,898	$19,630
Partners’ equity:
General partner	48,150	48,267
Limited partners (9,650 units outstanding)	467,507	479,026

	515,657	527,293

	$523,555	$546,923

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30

	2003	2002	2003	2002

REVENUES:
Interest income	$621	$581	$1,306	$1,170

EXPENSES:
General and administrative	5,662	7,931	11,722	15,363
Management fee	—	—	—	—
Real estate taxes	23	25	46	50
Insurance	58	58	115	115
Delaware franchise & excise tax	100	100	100	100
Tennessee franchise & excise tax	400	400	959	400

	6,243	8,514	12,942	16,028

NET INCOME (LOSS)	(5,622)	(7,933)	(11,636)	(14,858)
Partners’ equity, Beginning of period	521,279	453,789	527,293	460,714
Capital distribution	—	—	—	—

Partners’ equity, End of period	$515,657	$445,856	$515,657	$445,856

Weighted average number of limited partnership units outstanding	9,650	9,650	9,650	9,650

Income (loss) from operations per limited partnership interest	$(0.58)	$(0.82)	$(1.21)	$(1.54)

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest income received	$1,306	$1,170
Cash paid for operating expenses	(24,789)	(56,205)

Net cash used in operating activities	(23,483)	(55,035)
Cash, beginning of period	176,824	137,633

Cash, end of period	$153,341	$82,598

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss	$(11,636)	$(14,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable and accrued expenses	(11,732)	(39,987)
Increase in prepaid expenses	(115)	(115)
Increase in accounts receivable	—	(75)

Net cash used in operating activities	$(23,483)	$(55,035)

See notes to financial statements.

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2003
(Unaudited)

A.      ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the six-months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

B.      RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first six months were as follows:

	2003	2002

Reimbursements	$811	$965