Form 10-Q
period 2003-09-30
SOUTHEAST ACQUISITIONS II LP
filed 2003-11-10
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2003.

Commission File number: 0-17680 (formerly 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

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

Item 1 — Financial Statements

     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at September 30, 2003 are attached hereto as Exhibit A.

     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership’s objectives will be realized. At September 30, 2003, there remains approximately 45 acres of Rutherford County, Tennessee property.

     Results of Operations for Third Quarter of 2003 Compared with Third Quarter of 2002

     The Partnership activities for the third quarter of 2003 and the third quarter of 2002 were focused on the sale of Partnership property. During the third quarter of 2003, as in 2002, there were no sales. However, the Partnership did receive interest income of $372 as compared to $614 of interest earned in the third quarter of 2002. The decrease in interest earned is a result of having a lower average cash reserve during the third quarter of 2003 compared to the same quarter of 2002.

     Expenses in the third quarter of 2003 included general and administrative expenses of $23,873 versus $6,080 in the third quarter of 2002. The increase was primarily due to an increase in professional fees paid to consultants to develop a marketing plan to subdivide the remaining property in Rutherford County, Tennessee into 14 sites of one to two acre sites. There were no such fees in the third quarter of 2002. In addition, the Partnership paid $400 for the third quarter 2003 estimated Tennessee franchise and excise taxes, as compared to $136 paid for the same quarter in 2002. Real estate taxes in the third quarter of 2003 were $1,163 compared to $21 in the third quarter of 2002. This increase was primarily the result of .71 acres of land being re-zoned as commercial property when the connecting property was sold to an auto dealer. Insurance in the third quarter of 2003 was $58 compared to $57 in the third quarter of 2002.

     Inflation did not have any material impact on operations during the third quarter of 2003, and it is not expected to materially impact future operations.

     Liquidity and Capital Resources

     The Partnership has cash reserves of $133,172 at September 30, 2003, which will be used to cover the following estimated costs: accounting fees of $16,500, legal fees of $5,000, insurance costs of $230, property taxes of $1,613, Tennessee franchise taxes of $1,600 and other administrative costs of $39,000. In the General Partner’s opinion, the Partnership’s reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     There were no changes in the Partnership’s securities during the third quarter of 2003.

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

Item 4 — Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Partners for a vote during the third quarter of 2003.

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

     None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Number

31.1	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard W. Sorenson Richard W. Sorenson	Member, Southern Management Group, LLC	November 7, 2003

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

BALANCE SHEETS

	SEPTEMBER 30,
	2003	DECEMBER 31,
	(Unaudited)	2002

ASSETS
Land held for sale	$369,365	$369,365
Cash and cash equivalents	133,172	176,824
Accounts receivable	734	734
Prepaid insurance	58	—

	$503,329	$546,923

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$12,794	$19,630
Partners’ equity:
General partner	47,899	48,267
Limited partners (9,650 units outstanding)	442,636	479,026

	490,535	527,293

	$503,329	$546,923

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30

	2003	2002	2003	2002

REVENUES:
Interest income	$372	$614	$1,678	$1,784

EXPENSES:
General and administrative	23,873	6,080	35,595	21,443
Management fee	—	—	—	—
Real estate taxes	1,163	21	1,210	71
Insurance	58	57	172	172
Delaware franchise & excise tax	—	—	100	100
Tennessee franchise & excise tax	400	136	1,359	536

	25,494	6,294	38,436	22,322

NET INCOME (LOSS)	(25,122)	(5,680)	(36,758)	(20,538)
Partners’ equity,
Beginning of period	515,657	445,856	527,293	460,714
Capital distribution	—	—	—	—

Partners’ equity,
End of period	$490,535	$440,176	$490,535	$440,176

Weighted average number of limited partnership units outstanding	9,650	9,650	9,650	9,650

Income (loss) from operations per limited partnership interest	$(2.60)	$(0.59)	$(3.81)	$(2.13)

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest income received	$1,678	$1,784
Cash paid for operating expenses	(45,330)	(58,965)

Net cash used in operating activities	(43,652)	(57,181)
Cash, beginning of period	176,824	137,633

Cash, end of period	$133,172	$80,452

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss	$(36,758)	$(20,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable and accrued expenses	(6,836)	(36,585)
Increase in prepaid expenses	(58)	(58)

Net cash used in operating activities	$(43,652)	$(57,181)

See notes to financial statements.

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2003
(Unaudited)

A. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2002. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the nine-months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

B. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first nine months were as follows:

	2003	2002

Reimbursements	$1,270	$1,359