Form 10-K
period 2003-12-31
SOUTHEAST ACQUISITIONS II LP
filed 2004-03-29
CIK 829905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER: 0-17680 (FORMERLY 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Name of issuer in its charter)

Delaware	23-2498841
(State of incorporation)	(IRS Employer Identification Organization Number)

3011 Armory Drive, Suite 310
Nashville, Tennessee 37204

(Address of principal executive offices)

Issuer’s telephone no., including area code: (615) 833-8716

Securities registered pursuant to Section 12 (b) of the Act.

Name of each exchange: None
Title of each class on which registered: Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
Limited Partnership Units $1,000 Per Unit

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes   ☒    No   ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   ☒    No   ☐

- i -

- ii -

PART I

ITEM 1. BUSINESS

     Background

     Southeast Acquisitions II, L.P. (the “Partnership”) was formed on December 14, 1987, as a Delaware limited partnership. The Partnership’s public offering of 9,650 units of limited partnership interest (“Units”) commenced on June 8, 1988 and terminated on July 18, 1988 when all 9,650 Units were sold. The Partnership was scheduled to terminate on December 31, 2000. There are currently no plans to extend the Partnership agreement. Since there is land remaining at December 31, 2003, the current General Partner will continue to operate in the liquidation mode until all of the Partnership’s Property is sold.

     The Partnership purchased the following three parcels of unimproved land in 1988; 353 acres in Henry County, Georgia; 91 acres in Greenville, South Carolina; and 135 acres in Rutherford County, Tennessee. The Partnership’s primary business objective is to realize appreciation in the value of the three parcels of unimproved land (each a “Property”, collectively the “Properties”), by holding the Properties for investment and eventual sale, although there is no assurance that this will be attained.

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

     The General Partner believes that the Partnership’s cash reserves will be sufficient to last for at least one more year assuming no significant increases in expenses. However, if the reserves are exhausted and the Partnership is unable to borrow funds, the Partnership may have to sell the Property on unfavorable terms.

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

     Material Recent Developments

     During 2003 there were no sales of Partnership Property. During 2002 the Partnership sold approximately one half acre of its Rutherford, County Tennessee Property for $112,385 and recognized a gain of $97,794. The Partnership also entered into a sales contract for all of the remaining land in Rutherford County, but this contract was terminated during 2003.

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

     In an effort to make future development of the Property easier, all of the Property has now been zoned for commercial use and is located entirely within the Smyrna City Limits rather than part in the City of Smyrna and part in the City of LaVergne. There is a small cemetery located in the northwest quadrant of I-24, which the former general partner was aware of at the time of purchase, and which the General Partner does not believe will have an adverse effect on the Partnership’s ability to sell the land. The I-24/Sam Ridley Parkway interchange is one exit south of Interchange City Industrial Park, the largest industrial park in the Nashville area, and is currently the last I-24 interchange south of the city to which sewer lines are available. At December 31, 1997, I-24 was being widened to three lanes in each direction from Bell Road in Nashville to the Sam Ridley interchange. This widening was completed in 1998. In 1999 I-24 was being widened to three lanes from Sam Ridley interchange to the I-840 interchange approximately 9 miles south of the property. This was completed in 2000. In 2001, Hospital Corporation of America announced plans to build a major medical facility on the southeast quadrant of the I-24 interchange. The facility is located immediately across the street from the remaining Rutherford County, Tennessee Property. It is estimated to cost seventy-six million dollars and was completed in 2003.

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

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is not directly a party to, nor is the Partnership’s Property directly the subject of, any material legal proceedings.

ITEM 4. SUBMISSION OF ITEMS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in 2003.

PART II

ITEM 5. MARKET FOR THE PARTNERSHIP’S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

     There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on June 8, 1988 of 9,650 units of limited partnership interests. The offering of $9,650,000 was fully subscribed and terminated on June 24, 1988. As of December 31, 2003, there were 472 limited partners in the Partnership.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999

Operating Revenues	$1,983	$100,315	$2,008,594	$244,963	$73,299

Net (Loss) Income	$(48,431)	$66,579	$1,938,972	$198,000	$10,865

Net (Loss) Income per Unit of Limited Partnership Interest	$(5.02)	$6.90	$200.93	$20.52	$1.13

Total Assets	$498,682	$546,923	$510,350	$1,082,329	$1,144,861

Long Term Obligations	NONE	NONE	NONE	NONE	NONE

Cash Distributions Declared per Unit of Limited Partnership Interest	NONE	$NONE	$260	$30	$123

     SELECTED QUARTERLY FINANCIAL DATA

	For the	For the	For the	For the	For the	For the	For the	For the
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002

Operating Revenue	$305	$372	$621	$685	$98,531	$614	$581	$589

Gross Profit*	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Net Income (Loss) before Extraordinary Items and Cumulative Effect of a Change in Accounting	$(11,673)	$(25,122)	$(5,622)	$(6,014)	$(87,117)	$(5,680)	$(7,933)	$(6,925)

Net Income (Loss) per Unit of Limited Partnership Interest	$(1.22)	$(2.60)	$(0.58)	$(0.62)	$9.03	$(0.59)	$(0.82)	$(0.72)

Net Income (Loss)	$(11,673)	$(25,122)	$(5,622)	$(6,014)	$87,117	$(5,680)	$(7,933)	$(6,925)

*	In the real estate industry, costs of sales are netted in the gain on sale of land and are included in operating revenues; therefore, there is no breakdown for gross profit.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In 1988 the Partnership purchased 579 acres of unimproved land at three locations. The status of these Properties at December 31, 2003 is as follows:

		Property Sold Prior to	Remaining Property Held
Place	Property Purchased	December 31, 2003	for Sale

Henry County, Georgia	353 Acres	353 Acres	-0- Acres

Greenville, South Carolina	91 Acres	91 Acres	-0- Acres

Rutherford County, Tennessee	135 Acres	90 Acres	45 Acres

     2003 Compared to 2002

     During 2003, the Partnership had no sales of Partnership Property as compared to 2002, when the Partnership sold approximately one half acre in Rutherford County, Tennessee for a gain of $97,794. Revenue in 2003 consisted of interest earned of $1,983 compared to $2,521 in 2002. The interest was lower due to a lower cash reserve. There were no cash distributions to the Limited Partners in 2003 or 2002.

     Expenses during 2003 were $50,414 consisting of general and administrative expenses of $46,712, franchise and excise taxes of $1,859, real estate taxes of $1,613 and insurance of $230. The general and administrative expenses included $17,553 in accounting and legal fees, which represents a decrease of $4,988 from 2002. In 2002 the Partnership required additional legal assistance related to a quitclaim deed for right-of-way. The general and administrative expenses for 2003 also included $26,920 in professional fees compared to $3,684 in 2002. The increase was due to fees paid to consultants to develop a marketing and grading plan to subdivide the remaining property in Rutherford County, Tennessee into 14 sites of one to two acre sites. The Partnership has no current plans to complete this work. There were no such fees in 2002. The franchise and excise taxes were $2,377 lower than in 2002, when the Partnership paid $4,236 related to the gains on the sale of land. The real estate taxes in 2003 were $360 higher than in 2002, when the Partnership paid $1,253 in real estate taxes, which included $1,167 in greenbelt rollback taxes that were paid in relation to the Rutherford County land sale. The increase in 2003 was due to the reclassification of one parcel of land from agricultural to commercial, which resulted in a higher tax rate.

     2002 Compared to 2001

     During 2002, the Partnership sold approximately one half acre in Rutherford County, Tennessee for a gain of $97,794 compared to 2001, when the Partnership sold approximately 52 acres in Rutherford County for a gain of $1,918,254. In 2001 the Partnership also recognized non-refundable extension fees and interest of $72,546 related to another Rutherford County sales contract that was subsequently cancelled by the prospective purchaser. The Partnership had no such revenue in 2002. Other revenues in 2002 included interest of $2,521 compared to $17,694 in 2001. The interest was lower due to a lower cash reserve. Other revenue in 2001 included $100 for “independent consideration” for the Partnership’s willingness to execute a sales contract that was subsequently terminated. There was no such income in 2002. There were no distributions to the Limited Partners in 2002. In 2001 there was a distribution of $260 per Unit.

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

     Inflation did not have a material impact on operations during 2003, 2002 and 2001.

     Liquidity and Capital Resources

     Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves of $128,583 at December 31, 2003. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses through the liquidation mode. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Partnership’s financial statements for the years ended December 31, 2003, 2002 and 2001 together with the report of the Partnership’s independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Partnership does not have any directors or officers. The General Partner manages and controls the affairs of the Partnership and has responsibility for all aspects of the Partnership’s operations. The current members and executive officers and directors of the General Partner are identified and described below.

     The General Partner is a Tennessee limited liability company whose members are Richard W. Sorenson, who owns a 50% interest in the General Partner and has a 51% voting right and Southeast Venture LLC, a Tennessee limited liability company, which owns 50% and has a 49% voting right.

     Mr. Sorenson, age 78, has over 40 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

     Mr. Sorenson was President of Phoenix Investment Company (“Phoenix”), a publicly owned, Atlanta based real estate development and investment firm from 1965 to 1970. Concurrent with his employment at Phoenix, he was President of First Atlanta Realty Fund, a publicly owned real estate investment trust. During his tenure with the trust, he served as a Trustee of the National Association of Real Estate Investment Trusts.

     Following his departure from Phoenix in 1970, Mr. Sorenson became Vice President of Cousins Properties in Atlanta, where he was responsible for development of office buildings, shopping centers and apartments until 1971. Until forming Southeast Venture Companies (“SV”) in 1979, Mr. Sorenson was an independent real estate developer.

     Mr. Sorenson was co-founder of SV in 1979. In 1992, substantially all of the assets of SV were sold to Southeast Venture Corporation.

     Mr. Sorenson is a graduate of the Northwestern University Business School with a major in real estate.

     The other member of the General Partner is Southeast Venture LLC (“SVLLC”). The officers and key employees of SVLLC include the following:

     Paul J. Plummer, age 54. Mr. Plummer is a registered architect and serves as director of architectural services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.

     Wood S. Caldwell, age 50. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC’s development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SVC in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

     Axson E. West, age 49. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SVC in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. He received his Bachelor of Arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.

     Cameron W. Sorenson, age 42. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large-scale land development ventures for SVLLC. Prior to joining SVC in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his Bachelor of Science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.

     Randy W. Parham, age 48. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice-President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of Metro Center Properties and formed Metro Center Management, Inc. where he served as President through 1997.

ITEM 11. EXECUTIVE COMPENSATION

     During the fiscal years ended December 31, 2003, 2002 and 2001, the Partnership did not pay compensation to any officers of the General Partner. No management fees were paid during 2003, 2002 or 2001 since the Partnership was operating in the liquidation mode. See Item 13 of this report, “Certain Relationships and Related Transactions”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2003 no person or “group” (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known to the Partnership to beneficially own more than 5% of the Units of the Partnership.

     Security Ownership of Management

     No individual member, or director or officer of a member, of the General Partner nor such directors or officers as a group, owns any of the Partnership’s outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 30% of cash distributions after the Limited Partners have received cumulative distributions equal to a 10% non-compounded Cumulative Annual Return on their Adjusted Capital Contribution plus a return of their Capital Contributions as those terms are defined in the Partnership Agreement. The General Partner will share in taxable income to reflect cash distributions or, to the extent there are losses, 1% of such losses.

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

     The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). During 2003, 2002 and 2001, the General Partner received no cash distributions.

     At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership’s property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property. Any such real estate commission or disposition fee paid to the General Partner will reduce any distribution to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 2002 and 2001, the Partnership paid real estate sales commissions of $7,867 and $261,405, respectively, to the General Partner. There were no sales of land during the year ended December 31, 2003.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2002.

(c)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Numbers
3.1 (a)	Certificate of Limited Partnership	*
3.1 (b) & (4)	Restated Limited Partnership Agreement	**
3.1(c)	First Amendment to Restated Limited	E-1
Partnership Agreement
9	Not Applicable
11	Not Applicable
12	Not Applicable
13	Not Applicable
16	Not Applicable
18	Not Applicable
19	Not Applicable
22	Not Applicable
24	Not Applicable
25	Not Applicable
29	Not Applicable
31.1	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership’s Registration Statement on Form S-18, Registration No. 33-20255.

**	Incorporated by reference to Exhibit 3.2 filed as part of the Partnership’s Registration Statement on Form S-18, Registration No. 33-20255.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEAST ACQUISITIONS II, L.P. a Delaware limited partnership

By:	SOUTHERN MANAGEMENT GROUP, LLC General Partner

By:	-s- RICHARD W. SORENSON

RICHARD W. SORENSON President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Richard W. Sorenson	President and Chief Executive Officer of Southern Management Group, LLC.	March 26,2004

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2003

with

INDEPENDENT AUDITORS’ REPORT

Audited Financial Statements

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2003

(WIILIAMS BENATOR AND LIBBY, LLP LETTERHEAD)

INDEPENDENT AUDITORS’ REPORT

Partners
Southeast Acquisitions II, L.P.
Nashville, Tennessee

We have audited the accompanying balance sheets of Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2003 and 2002, and the related statements of operations, partners’ equity, and cash flows for the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002, and 2001 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note A, according to the terms of the partnership agreement, the Partnership was scheduled to terminate on December 31, 2000 and is continuing to operate in liquidation mode.

-s- WIILIAMS BENATOR AND LIBBY, LLP

Atlanta, Georgia
January 13, 2004

BALANCE SHEETS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

	December 31
	2003	2002
ASSETS
Land held for sale—Note D	$369,365	$369,365
Cash and cash equivalents	128,583	176,824
Property tax reimbursement receivable	734	734

	$498,682	$546,923

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses—Note B	$19,820	$19,630
Partners’ equity—Note C:
General partner	47,783	48,267
Limited partners (9,650 units outstanding)	431,079	479,026

	478,862	527,293

	$498,682	$546,923

See notes to financial statements.

STATEMENTS OF OPERATIONS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

	Year Ended December 31
	2003	2002	2001
Revenues:
Gain on sale of land	$-0-	$97,794	$1,918,254
Extension fees and interest income on land sales contracts—Note E	-0-	-0-	72,546
Interest and other income	1,983	2,521	17,794

	1,983	100,315	2,008,594
Expenses
General and administrative	46,712	28,017	24,088
Franchise and excise taxes	1,859	4,236	45,377
Real estate taxes	1,613	1,253	86
Insurance	230	230	71

	50,414	33,736	69,622

Net (loss) income:
General partner	(484)	666	19,390
Limited partners	(47,947)	65,913	1,919,582

NET (LOSS) INCOME	$(48,431)	$66,579	$1,938,972

Net (loss) income per limited partnership unit	$(5.02)	$6.90	$200.93

See notes to financial statements.

STATEMENTS OF PARTNERS’ EQUITY

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

	General	Limited
	Partner	Partners	Total
Balance at January 1, 2001	$28,211	$1,002,531	$1,030,742
Distributions ($260 per unit)	-0-	(2,509,000)	(2,509,000)
Net income for the year ended December 31, 2001	19,390	1,919,582	1,938,972

Balance at December 31, 2001	47,601	413,113	460,714
Net income for the year ended December 31, 2002	666	65,913	66,579

Balance at December 31, 2002	48,267	479,026	527,293
Net loss for the year ended December 31, 2003	(484)	(47,947)	(48,431)

Balance at December 31, 2003	$47,783	$431,079	$478,862

See notes to financial statements.

STATEMENTS OF CASH FLOWS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

	Year Ended December 31
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(48,431)	$66,579	$1,938,972
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of land	-0-	(97,794)	(1,918,254)
Proceeds from sales of land, net of earnest money of $40,000 in 2001	-0-	101,146	2,305,720
Increase in property tax reimbursement receivable	-0-	(734)	-0-
Decrease in interest and other receivables	-0-	-0-	62,922
Increase (decrease) in accounts payable and accrued expenses	190	(30,006)	38,049

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(48,241)	39,191	2,427,409

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions to limited partners	-0-	-0-	(2,509,000)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,241)	39,191	(81,591)
Cash and cash equivalents at beginning of year	176,824	137,633	219,224

CASH AND CASH EQUIVALENTS AT END OF YEAR	$128,583	$176,824	$137,633

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

December 31, 2003

NOTE A—DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) (“the Partnership”) is a Delaware limited partnership that was formed to acquire and sell undeveloped land. The Partnership was formed during December 1987 and received equity contributions totaling $9,650,000 through the sale of 9,650 limited partnership units during 1988. The Partnership was originally scheduled to terminate on December 31, 1998. However, during November 1997, concurrent with the replacement of the previous general partner, the term of the Partnership was extended to December 31, 2000. The partnership is currently operating in liquidation mode until all of the Partnership’s land is sold. No adjustments are necessary to present the financial statements on the liquidation basis.

During 1988, the Partnership purchased undeveloped land to be marketed for sale as follows: approximately 135 acres near Nashville, Tennessee, approximately 91 acres in Greenville, South Carolina, and approximately 353 acres near Atlanta, Georgia. This land was purchased from an affiliate of the previous general partner. At December 31, 2003, the remaining land consisted of approximately 45 acres of the Tennessee land.

The following accounting policies are presented to assist the reader in understanding the Partnership’s financial statements:

Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and the Partnership’s execution of its obligations under the contract.

Land Held for Sale: Land is carried at the lower of cost or fair value, less estimated cost to sell. The value of the land is reviewed for impairment annually by considering recent sales, contract negotiations in progress, and sale activity in the land’s geographic area. The Partnership’s land is carried net of the remaining portion of an original write-down of $3,467,829 that was recognized during 1991.

Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. The write-down of the land’s carrying value that has been recorded for financial statement purposes will not be recognized for income tax purposes until the land is sold. At December 31, 2003 and 2002, the remaining portion of the 1991 write-down that had not been recognized for income tax purposes totaled $1,163,714.

NOTES TO FINANCIAL STATEMENTS—Continued

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

NOTE A—DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2003, cash on deposit included approximately $69,000 in excess of federally insured limits.

NOTE B—RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001, sales commissions totaling $7,867 and $261,405, respectively, were paid to the general partner related to sales of land. There were no sales of land during the year ended December 31, 2003.

The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 2003, 2002 and 2001, reimbursements to the general partner’s members and related companies totaled $2,175, $1,788, and $934, respectively. Accounts payable to the general partner’s members totaled $1,830 and $429 at December 31, 2003 and 2002, respectively.

The Partnership agreement provided for the payment of management fees to the general partner. However, no management fees were paid during the years ended December 31, 2003, 2002 and 2001 since the Partnership was operating in liquidation mode.

NOTE C—PARTNERS’ EQUITY

In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:

NOTES TO FINANCIAL STATEMENTS—Continued

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

NOTE C—PARTNERS’ EQUITY—Continued

(a)	Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be made 100% to the limited partners until the limited partners have received (i) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contribution, as defined ($2,101,019 at December 31, 2003) plus (ii) a return of their capital contributions ($9,650,000 at December 31, 2003); thereafter, distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership’s liquidation will be made in accordance with the partners’ capital accounts as maintained for federal income tax purposes.

(b)	Profits and losses are to be allocated as provided in the partnership agreement. Generally, profits will be allocated to the partners to reflect cash distributions or to offset negative balances in the partners’ capital accounts, but at least 1% of profits will be allocated to the general partner. Losses will generally be allocated 99% to the limited partners, in proportion to their units, and 1% to the general partner, or to reduce any positive account balances in the partners’ capital accounts.

Upon Partnership dissolution and termination, the general partner is required to contribute to the capital of the Partnership the lesser of any negative amount of its capital account, as defined, or 1.01% of the capital contributions made by the limited partners. Any amount so contributed shall be distributed to the limited partners in proportion to their positive capital account balances.

During the year ended December 31, 2001, the Partnership paid distributions against the limited partners’ cumulative annual return in accordance with the partnership agreement of $2,509,000, or $260 per unit. No distributions were paid during the years ended December 31, 2003 and 2002.

Cumulative distributions applied against the limited partners’ cumulative annual return through December 31, 2003 totaled $12,857,281, or $1,332 per unit.

Total compensation paid to all persons, including the general partner, upon the sale of the Partnership’s property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price. Any such commission or disposition fee paid to the general partner would reduce any distribution which it would otherwise be entitled to pursuant to the partnership agreement. The general partner or an affiliate may be given an exclusive right to sell property for the Partnership.

NOTES TO FINANCIAL STATEMENTS—Continued

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

NOTE D—SUMMARY OF PROPERTY AND ACTIVITY

     At December 31, 2003 and 2002, land consisted of the following:

Description	Initial Cost	Carrying Amount	Date Acquired
45 acres of unimproved land in Rutherford County, Tennessee	$1,533,079	$369,365	June 1988

There were no liens on the land as of December 31, 2003. At December 31, 2003, the aggregate carrying value of the land for income tax purposes was $1,533,079. The difference between the carrying value for financial statement purposes and income tax purposes resulted from a write-down of the property’s carrying value that was recorded for financial statement purposes during 1991 as more fully described in Note A.

Land activity during the years ended December 31, 2001, 2002 and 2003 consisted of the following:

Balance at January 1, 2001	$800,183
Cost of land sold	(427,466)

Balance at December 31, 2001	372,717
Cost of land sold	(3,352)

Balance at December 31, 2002	369,365
Cost of land sold	-0-

Balance at December 31, 2003	$369,365

NOTE E—EXTENSION FEES AND INTEREST INCOME ON LAND SALE CONTRACTS

During April 2001, the Partnership received non-refundable extension fees of $60,300 and interest of $2,091 related to a sales contract that was subsequently cancelled by the prospective purchaser. The Partnership recognized these fees and interest as income during the year ended December 31, 2001 since they were non-refundable. In addition, the Partnership received interest of $10,155 during January 2001 related to the closing of a sale of land during that month.