Form 10-Q
period 2004-03-31
SOUTHEAST ACQUISITIONS II LP
filed 2004-05-12
CIK 829905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2004 TO MARCH 31, 2004.

Commission File number: 0-17680 (formerly 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3011 Armory Drive, Suite 310 Nashville, Tennessee 37204 (Address of Principal Executive Offices)

Issuers Telephone Number: 615-834-0872

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at March 31, 2004 are attached hereto as Exhibit A.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and 135 acres of undeveloped land in Rutherford County, Tennessee. There can be no assurance that the Partnership’s objectives will be realized. At March 31, 2004 there remains approximately 45 acres of Rutherford County, Tennessee property.

     Results of Operations for First Quarter of 2004 Compared with First Quarter of 2003

     The Partnership activities for the first quarter of 2004 and the first quarter of 2003 were focused on the sale of Partnership property. The Partnership had no sales of property in the first quarter of 2004 or in the first quarter of 2003. During the first quarter of 2004, the Partnership entered into a sales contract to sell approximately 1.88 acres of its Rutherford County, Tennessee Property for a sales price of $995,000. As part of the contract the Partnership has agreed to give the purchaser a $30,000 underground storm detention allowance and a $20,000 landscaping allowance. The storm detention allowance and landscaping allowance would both be credited to the Purchaser at closing. This sale could close as early as July 2004, but there are contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close. In the first quarter of 2004, the Partnership earned interest income of $242 as compared to $685 of interest earned in the first quarter of 2003. The decrease in interest earned is a result of having a lower average cash reserve during the quarter compared to the same quarter of 2003.

     Expenses in the first quarter of 2004 included general and administrative expenses of $8,594 versus $6,060 in the first quarter of 2003. The 2004 amount includes $1,284 paid for a land title survey associated with a sales contract that was signed during the same quarter. There was no such fee in the first quarter of 2003. There was also a $1,025 increase in the accounting fees in the first quarter of 2004 as compared to the same quarter of 2003. This is due to new auditing standards. The Partnership had Tennessee franchise and excise taxes of $(103) in the first quarter of 2004 as compared to $559 in the same quarter of 2003. The Partnership paid $297 for quarterly taxes in the first quarter of 2004, but also had to adjust for an over-accrual of taxes of $(400) from the prior year. The first quarter of 2003 included $159 for additional taxes due in relation to the fourth quarter sale of the Rutherford County, Tennessee Property in 2002 in addition to the quarterly taxes due of $400. Real estate taxes in the first quarter of 2004 were $426 compared $23 in the first quarter of 2003. At the time the 2003 first quarter real estate tax accrual was made, it was not yet known that two parcels of land were being reclassified as commercial property, which subsequently resulted in higher taxes. Insurance in the first quarter of 2004 was $72 as compared to $57 for the same quarter in 2003.

     Inflation did not have any material impact on operations during the first quarter of 2004 and it is not expected to materially impact future operations.

     Liquidity and Capital Resources

     The Partnership had cash reserves of $109,603 at March 31, 2004, which will be used to cover the following estimated annual costs: accounting fees of $16,500, legal fees of $5,000, insurance costs of $211, property taxes of $1,613, Tennessee franchise and excise taxes of $1,200 and other administrative costs of $21,000. In the General Partner’s opinion, the Partnership’s reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     There were no changes in the Partnership’s securities during the first quarter of 2004.

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

     No matters were submitted to the Partners for a vote during the first quarter of 2004.

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

Signature	Title	Date
/s/ Richard W. Sorenson	President,	May 11, 2004
Richard W. Sorenson	Southern Management Group, LLC

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2004	2003
	(Unaudited)
ASSETS
Land held for sale	$369,365	$369,365
Cash and cash equivalents	109,603	128,583
Accounts receivable	1,385	734
Prepaid insurance	158	—

	$480,511	$498,682

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$10,396	$19,820
Partners’ equity:
General partner	47,696	47,783
Limited partners (9,650 units outstanding)	422,419	431,079

	470,115	478,862

	$480,511	$498,682

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31
	2004	2003
REVENUES:
Interest income	$242	$685

EXPENSES:
General and administrative	8,594	6,060
Real estate taxes	426	23
Insurance	72	57
Tennessee franchise and excise tax	(103)	559

	8,989	6,699

NET INCOME (LOSS)	(8,747)	(6,014)
Partners’ equity, Beginning of period	478,862	527,293
Capital distribution	—	—

Partners’ equity, End of period	$470,115	$521,279

Weighted average number of limited partnership units outstanding	9,650	9,650

Income (loss) from operations per limited partnership interest	$(0.91)	$(0.62)

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest income received	$242	$685
Cash paid for operating expenses	(19,222)	(10,945)

Net cash used in operating activities	(18,980)	(10,260)
Cash, beginning of period	128,583	176,824

Cash, end of period	$109,603	$166,564

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss	$(8,747)	$(6,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable and accrued expenses	(9,424)	(4,073)
Increase in accounts receivable	(651)	—
Increase in prepaid expenses	(158)	(173)

Net cash used in operating activities	$(18,980)	$(10,260)

See notes to financial statements.

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004
(Unaudited)

A.	ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2003. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the three-month period ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B.	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first three months were as follows:

	2004	2003
Reimbursements	$675	$410