Form 10-Q
period 2004-06-30
SOUTHEAST ACQUISITIONS II LP
filed 2004-08-16
CIK 829905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2004 TO JUNE 30, 2004.

Commission File number: 0-17680 (formerly 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3011 Armory Drive, Suite 310 Nashville, Tennessee 37204

(Address of Principal Executive Offices)

Issuer’s Telephone Number: 615-834-0872

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2). Yes ☐ No ☑

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at June 30, 2004 are attached hereto as Exhibit A.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership’s objectives will be realized. At June 30, 2004 there remains approximately 45 acres of Rutherford County, Tennessee property.

     Results of Operations for Second Quarter of 2004 Compared with Second Quarter of 2003

     The Partnership activities for the second quarter of 2004 and the second quarter of 2003 were focused on the sale of Partnership property. There were no sales in the second quarter of 2004 or the second quarter of 2003. Income during the second quarter of 2004 consisted of interest income of $202 as compared to $621 during the same quarter of 2003. The decrease in interest earned during the second quarter of 2004 compared to the second quarter of 2003 is the result of having a lower cash reserve. At the end of the second quarter of 2004 the Partnership had a pending sales contract which closed on July 28th, 2004. The sales price was for $995,000. As part of the contract the Partnership agreed to give the purchaser a $30,000 underground storm detention allowance and a $20,000 landscaping allowance. The storm detention allowance and landscaping allowance were both credited to the Purchaser at closing.

     Expenses in the second quarter of 2004 included general and administrative expenses of $7,766 versus $5,662 in the second quarter of 2003. The increase was primarily due to an increase in professional fees. The Partnership paid $2,252 to consultants for infrastructure for water, sewer and an access drive for the Rutherford County Property. In addition, the Partnership paid $300 for the second quarter 2004 estimated Tennessee franchise and excise taxes, as compared to $400 that was paid for the same quarter of 2003. Real estate taxes in the second quarter of 2004 were $403 compared with $23 in the second quarter of 2003. The 2004 real estate taxes were higher because two parcels of land were reclassified as commercial property, which subsequently resulted in higher taxes. Insurance in the second quarter of 2004 was $53, as compared to $58 that was paid in the second quarter of 2003. During the second quarter of 2004 the Partnership paid $304 for Delaware franchise and excise tax, as compared to $100 that was paid during the same quarter of 2003.

     Inflation did not have any material impact on operations during 2004 and it is not expected to materially impact future operations.

     Liquidity and Capital Resources

     The Partnership had cash reserves of $93,727 at June 30, 2004, which will be used to cover the following estimated annual costs: accounting fees of $16,500, legal fees of $5,000, insurance costs of $211, property taxes of $1,163, Tennessee franchise taxes of $1,200 and other administrative costs of $21,000. In the General Partner’s opinion, the Partnership’s reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     There were no changes in the Partnership’s securities during the second quarter of 2004.

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

     No matters were submitted to the Partners for a vote during the second quarter of 2004.

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

Signature	Title	Date

/s/ Richard W. Sorenson	President,	August 16, 2004
Southern Management
Richard W. Sorenson	Group, LLC

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2004	2003
	(Unaudited)
ASSETS
Land held for sale	$369,365	$369,365
Cash and cash equivalents	93,727	128,583
Accounts receivable	735	734
Prepaid expense	7,835	—
Deferred costs	3,099	—

	$474,761	$498,682

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$13,270	$19,820
Partners’ equity:
General partner	47,609	47,783
Limited partners (9,650 units outstanding)	413,882	431,079

	461,491	478,862

	$474,761	$498,682

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30
	2004	2003	2004	2003
REVENUES:
Interest income	202	621	444	1,306

EXPENSES:
General and administrative	7,766	5,662	16,360	11,722
Real estate taxes	403	23	829	46
Insurance	53	58	125	115
Delaware franchise & excise tax	304	100	304	100
Tennessee franchise & excise tax	300	400	197	959

	8,826	6,243	17,815	12,942

NET INCOME (LOSS)	(8,624)	(5,622)	(17,371)	(11,636)
Partners’ equity, Beginning of period	470,115	521,279	478,862	527,293
Capital distribution	—	—	—	—

Partners’ equity, End of period	$461,491	$515,657	$461,491	$515,657

Weighted average number of limited partnership units outstanding	9,650	9,650	9,650	9,650

Income (loss) from operations per limited partnership interest	$(0.89)	$(0.58)	$(1.80)	$(1.21)

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest income received	$444	$1,306
Cash paid for operating expenses	(35,300)	(24,789)

Net cash used in operating activities	(34,856)	(23,483)
Cash, beginning of period	128,583	176,824

Cash, end of period	$93,727	$153,341

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Net loss	$(17,372)	$(11,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable and accrued expenses	(6,550)	(11,732)
Increase in prepaid expenses	(7,835)	(115)
Increase in deferred costs	(3,099)	—

Net cash used in operating activities	$(34,856)	$(23,483)

See notes to financial statements.

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2004
(Unaudited)

A.	ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2003. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the six-months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B.	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first six months were as follows:

	2004	2003
Reimbursements	$1,419	$811