Form 10-Q
period 2004-09-30
SOUTHEAST ACQUISITIONS II LP
filed 2004-11-12
CIK 829905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM JANUARY 1, 2004 TO SEPTEMBER 30, 2004.

Commission File number: 0-17680 (formerly 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

3011 Armory Drive, Suite 310
Nashville, Tennessee 37204
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 615-834-0872

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2) Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at September 30, 2004 are attached hereto as Exhibit A.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership’s objectives will be realized. At September 30, 2004, there remains approximately 43 acres of Rutherford County, Tennessee property.

     Results of Operations for Third Quarter of 2004 Compared with Third Quarter of 2003

     The Partnership activities for the third quarter of 2004 and the third quarter of 2003 were focused on the sale of Partnership property. During the third quarter of 2004 the Partnership sold approximately 1.88 acres of its Rutherford County, Tennessee Property for a sales price of $995,000. As part of the contract the Partnership agreed to give the purchaser a $30,000 underground storm detention allowance and a $20,000 landscaping allowance. The storm detention allowance and landscaping allowance were both credited to the Purchaser at closing. The Partnership also agreed to pay for site preparation for the land, which included grading, water and sewer extension and paving. The cost to the Partnership was $137,384. An additional $113,108 was spent for road and utility extension next to the site. There were no land sales during the third quarter of 2003. The Partnership received $538 in interest income during the third quarter of 2004 as compared to $372 during the same quarter of 2003. The increase in interest earned is a result of having a higher average cash reserve during the third quarter of 2004 compared to the same quarter of 2003.

     Expenses in the third quarter of 2004 included general and administrative expenses of $16,992 versus $23,873 in the third quarter of 2003. The 2003 expenses included professional fees paid to consultants to develop a marketing plan to subdivide the remaining property in Rutherford County, Tennessee into 14 sites of one to two acre sites. There were no such fees in the third quarter of 2004. The general and administrative expenses in the third quarter of 2004 included $6,085 in legal fees in the third quarter of 2004 related to the above mentioned sale. There were no legal fees in the third quarter of 2003. The Tennessee franchise and excise taxes in the third quarter of 2004 were $38,710 as compared to $400 paid for the same quarter in 2003. The increase was due to the taxes due on the above mentioned sale. There were no such sales during the third quarter of 2003.

Real estate taxes in the third quarter of 2004 were $6,694 compared to $1,163 in the third quarter of 2003. This increase was primarily the result of 10.9 acres of land being re-zoned as commercial property when the connecting property was sold during the third quarter of 2004. The Partnership also had to pay rollback taxes on this property for years 2002 and 2003. Insurance in the third quarter of 2004 was $56 compared to $58 in the third quarter of 2003.

     Inflation did not have any material impact on operations during the third quarter of 2004, and it is not expected to materially impact future operations.

     Liquidity and Capital Resources

     The Partnership has cash reserves of $144,962 at September 30, 2004, which will be used to cover the following estimated costs: accounting fees of $16,500, legal fees of $5,000, insurance costs of $230, property taxes of $1,613, Tennessee franchise taxes of $40,010 and other administrative costs of $39,000. In the General Partner’s opinion, the Partnership’s reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

     There were no changes in the Partnership’s securities during the third quarter of 2004.

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

     No matters were submitted to the Partners for a vote during the third quarter of 2004.

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

Signature	Title	Date
/s/ Richard W. Sorenson	Member,	November 10, 2004
Southern Management
Richard W. Sorenson	Group, LLC

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

BALANCE SHEETS

	SEPTEMBER 30,
	2004	DECEMBER 31,
	(Unaudited)	2003
ASSETS
Land held for sale	$467,102	$369,365
Cash and cash equivalents	144,962	128,583
Escrows and other receivables	26,997	734
Prepaid insurance	126	—

	$639,187	$498,682

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	$138,394	$19,820
Partners’ equity:
General partner	53,792	47,783
Limited partners (9,650 units outstanding)	447,001	431,079

	500,793	478,862

	$639,187	$498,682

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30
	2004	2003	2004	2003
REVENUES:
Gain on sale of land	$680,216	$—	$680,216	$—
Interest income	538	372	982	1,678

	680,754	372	681,198	1,678

EXPENSES:
General and administrative	16,992	23,873	33,352	35,595
Real estate taxes	6,694	1,163	7,523	1,210
Insurance	56	58	181	172
Delaware franchise & excise tax	—	—	304	100
Tennessee franchise & excise tax	38,710	400	38,907	1,359

	62,452	25,494	80,267	38,436

NET INCOME (LOSS)	618,302	(25,122)	600,931	(36,758)
Partners’ equity, Beginning of period	461,491	515,657	478,862	527,293
Capital distribution	(579,000)	—	(579,000)	—

Partners’ equity, End of period	$500,793	$490,535	$500,793	$490,535

Weighted average number of limited partnership units outstanding	9,650	9,650	9,650	9,650

Income (loss) from operations per limited partnership interest	$64.07	$(2.60)	$62.27	$(3.81)

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sale of land, net of escrows of $26,263	$815,407	$—
Interest income received	982	1,678
Cash paid for operating expenses	(221,010)	(45,330)

Net cash provided by (used in) operating activities	595,379	(43,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	(579,000)	—

Increase (decrease) in cash	16,379	(43,652)
Cash, beginning of period	128,583	176,824

Cash, end of period	$144,962	$133,172

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$600,931	$(36,758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of land	(680,216)	—
Proceeds from sale of land, net of escrows of $26,263	815,407	—
Improvements to land	(259,191)	—
Increase (decrease) in accounts payable and accrued expenses	118,574	(6,836)
Increase in prepaid expenses	(126)	(58)

Net cash provided by (used in) operating activities	$595,379	$(43,652)

See notes to financial statements.

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2004
(Unaudited)

A.	ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2003. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the nine-months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B.	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first nine months were as follows:

	2004	2003
Reimbursements	$1,553	$1,270
Commissions	69,650	-0-