Form 10-Q
period 2005-03-31
SOUTHEAST ACQUISITIONS II LP
filed 2005-05-16
CIK 829905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2005 TO MARCH 31, 2005.

Commission File number: 0-17680 (formerly 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

3011 Armory Drive, Suite 310
Nashville, Tennessee 37204
(Address of Principal Executive Offices)

Issuers Telephone Number: 615-834-0872

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12-b2) Yes ☐ No ☑

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at March 31, 2005 are attached hereto as Exhibit A.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Background

     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. There can be no assurance that the Partnership’s objectives will be realized. At March 31, 2005 there remains approximately 43 acres of Rutherford County, Tennessee property.

     Results of Operations for First Quarter of 2005 Compared with First Quarter of 2004

     The Partnership activities for the first quarter of 2005 and the first quarter of 2004 were focused on the sale of Partnership property. The Partnership had no sales of property in the first quarter of 2005 or in the first quarter of 2005. During the first quarter of 2005, the Partnership entered into a sales contract to sell approximately 37 acres of its Rutherford County, Tennessee Property. The sales price is dependant on the closing date of the sale. If the sale occurs within 210 days of the contract date of the sale, which is February 23rd, 2005, the sales price is $170,000 per acre. If the sale occurs within 360 days of the contract date the sales price is $180,000 per acre and if the sale occurs within 420 days of the contract date the sales price is $190,000 per acre. This sale could close as early as September, 2005, but there are contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close. In the first quarter of 2005, the Partnership earned interest income of $65 as compared to $242 of interest earned in the first quarter of 2004. The decrease in interest earned is a result of having a lower average cash reserve during the quarter compared to the same quarter of 2004.

     Expenses in the first quarter of 2005 included general and administrative expenses of $6,937 versus $8,594 in the first quarter of 2004. The 2004 amount includes $1,284 paid for a land title survey associated with a sales contract that was signed during the same quarter. There was no such fee in the first quarter of 2005. The Partnership had Tennessee franchise and excise taxes of $(665) in the first quarter of 2005 as compared to $(103) in the same quarter of 2004. The Partnership expensed $325 for quarterly taxes in the first quarter of 2005, but also had to adjust for an over-accrual of taxes of $(990) from the prior year. The Partnership paid $297 for quarterly taxes in the first quarter of 2004, but also had to adjust for an over-accrual of taxes of $(400) from the prior year. Real estate taxes in the first quarter of 2005 were $403 compared to $426 in the first quarter of 2004. There was no insurance in the first quarter 2005 as compared to insurance in the first quarter of 2004, which was $72.

     Inflation did not have any material impact on operations during the first quarter of 2005 and it is not expected to materially impact future operations.

     Liquidity and Capital Resources

     Cash generated by operating activities varies from quarter to quarter based on the level of land sale activity. The Partnership had cash reserves of $9,884 at March 31, 2005. At March 31, 2005, the partnership estimated its annual costs as follows: accounting fees of $21,000, legal fees of $5,000, insurance costs of $211, property taxes of $1,613, Tennessee franchise and excise taxes of $1,300 and other administrative costs of $21,000. In the General Partner’s opinion, the Partnership’s reserves will be sufficient to cover costs during the liquidation mode. However, if additional expenses are incurred, if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, or if the Partnership decides to construct infrastructure improvements to enhance the marketability of the Property, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in Securities

     There were no changes in the Partnership’s securities during the first quarter of 2005.

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

     No matters were submitted to the Partners for a vote during the first quarter of 2005.

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

Signature	Title	Date
/s/ Richard W. Sorenson	President,	May 13, 2005

Richard W. Sorenson	Southern Management
Group, LLC

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP

BALANCE SHEETS

	MARCH 31,
	2005	DECEMBER 31,
	(Unaudited)	2004
ASSETS

Land held for sale	$467,102	$467,102

Cash and cash equivalents	9,884	71,646

Escrows and other receivables	3,912	1,263

Prepaid expenses	3,466	—

	$484,364	$540,011

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued expenses	$9,972	$59,009

Partners’ equity:
General partner	53,528	53,594
Limited partners (9,650 units outstanding)	420,864	427,408

	474,392	481,002

	$484,364	$540,011

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31
	2005	2004
REVENUES:
Interest income	$65	$242

EXPENSES:
General and administrative	6,937	8,594
Real estate taxes	403	426
Insurance	—	72
Tennessee franchise and excise tax	(665)	(103)

	6,675	8,989

NET INCOME (LOSS)	(6,610)	(8,747)

Partners’ equity,
Beginning of period	481,002	478,862

Capital distribution	—	—

Partners’ equity,
End of period	$474,392	$470,115

Weighted average number of limited partnership units outstanding	9,650	9,650

Income (loss) from operations per limited partnership interest	$(0.68)	$(0.91)

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest income received	65	242
Cash paid for Tennessee franshise & excise tax	(38,000)	—
Cash paid for operating expenses	(23,827)	(19,222)

Net cash used in operating activities	(61,762)	(18,980)

Cash, beginning of period	71,646	128,583

Cash, end of period	$9,884	$109,603

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net (loss)	$(6,610)	$(8,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Decrease in accounts payable and accrued expenses	(49,037)	(9,424)
Increase in accounts receivable	(2,649)	(651)
Increase in prepaid expenses	(3,466)	(158)

Net cash (used in) operating activities	$(61,762)	$(18,980)

See notes to financial statements.

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005
(Unaudited)

A.	ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2004. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the three-month period ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

B.	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first three months were as follows:

	2005	2004
Reimbursements	$560	$675