Form 10-K/A
period 2004-12-31
SOUTHEAST ACQUISITIONS II LP
filed 2005-08-01
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K / A

☑	AMENDED ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
COMMISSION FILE NUMBER: 0-17680 (FORMERLY 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Name of issuer in its charter)
Delaware	23-2498841
(State of incorporation)	(IRS Employer Identification Organization Number)
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
ITEM 6. SELECTED FINANCIAL DATA

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000

Operating Revenues	$680,791	$1,983	$100,315	$2,008,594	$244,963

Net Income (Loss)	$581,140	$(48,431)	$66,579	$1,938,972	$198,000

Net Income (Loss) per Unit of Limited Partnership Interest	$60.22	$(5.02)	$6.90	$200.93	$20.52

Total Assets	$540,011	$498,682	$546,923	$510,350	$1,082,329

Long Term Obligations	NONE	NONE	NONE	NONE	NONE

Cash Distributions Declared per Unit of Limited Partnership Interest	$60	$NONE	$NONE	$260	$30

          SELECTED QUARTELY FINANCIAL DATA

	For the	For the	For the	For the	For the	For the	For the	For the
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2004	2003

Operating (Loss) Revenue	$(407)	$680,754	$202	$242	$305	$372	$621	$685

Gross Profit*	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Net (Loss) Income before Extra- ordinary Items and Cumulative Effect of a Change in Accounting	$(19,791)	$618,302	$(8,624)	$(8,747)	$(11,673)	$(25,122)	$(5,622)	$(6,014)

Net (Loss) Income per Unit of Limited Partnership Interest	$(2.05)	$64.07	$(0.89)	$(0.91)	$(1.22)	$(2.60)	$(0.58)	$(0.62)

Net (Loss) Income	$(19,791)	$618,302	$(8,624)	$(8,747)	$(11,673)	$(25,122)	$(5,622)	$(6,014)

*	In the real estate industry, costs of sales are netted in the gain on sale of land and are included in operating revenues; therefore, there is no breakdown for gross profit.

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
          In 1988 the Partnership purchased 579 acres of unimproved land at three locations. The status of these Properties at December 31, 2004 is as follows:

		Property Sold Prior to	Remaining Property Held
Place	Property Purchased	December 31, 2004	for Sale

Henry County,	353 Acres	353 Acres	-0- Acres
Georgia

Greenville,	91 Acres	91 Acres	-0- Acres
South Carolina

Rutherford County,	135 Acres	92 Acres	43 Acres
Tennessee
          2004 Compared to 2003
          During 2004, the Partnership sold approximately 1.88 acres of its Rutherford County, Tennessee Property for a sales price of $995,000 and recognized a gain of $679,646. As part of the contract the Partnership agreed to give the purchaser a $30,000 underground storm detention allowance and a $20,000 landscaping allowance. The storm detention allowance and landscaping allowance were both credited to the Purchaser at closing. The Partnership also agreed to pay for site preparation for the land, which included grading, water and sewer extension and paving. All of this work was completed by year end and the cost to the Partnership was $137,954. There is no continuing involvement between the Partnership and the buyer and there is no further commitment or plans to extend the water and sewer. During 2003, the Partnership had no sales of Partnership Property. Revenue in 2004 also consisted of interest income of $1,145 as compared to $1,983 in 2003. The interest was lower due to a lower cash reserve. The Partnership made cash distributions of $60 per unit to the Limited Partners in 2004. There were no cash distributions to the Limited Partners in 2003.
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
          Controls and Procedures
          (a) Within the ninety day period prior to the date of this report (the “Evaluation Date”), we carried out an evaluation under supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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