Form 10-Q/A
period 2005-03-31
SOUTHEAST ACQUISITIONS II LP
filed 2005-08-01
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q / A

☑	AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Signature	Title	Date

/s/ Richard W. Sorenson	President,	July 29, 2005
Richard W. Sorenson	Southern Management
Group, LLC

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