Form 10-Q
period 2005-06-30
SOUTHEAST ACQUISITIONS II LP
filed 2005-08-15
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2005 TO JUNE 30, 2005.
Commission File number: 0-17680 (formerly 33-20255)
SOUTHEAST ACQUISITIONS II, L.P.
(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4011 Armory Oaks Drive
(Formerly 3011 Armory Dr., Ste. 310)
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at June 30, 2005 are attached hereto as Exhibit A.
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Background
     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership’s objectives will be realized. At June 30, 2005 there remains approximately 43 acres of Rutherford County, Tennessee property.
     Results of Operations for 2005 Compared with 2004
     The Partnership’s total assets have decreased between December 31, 2004 and June 30, 2005, primarily due to a decrease in cash. This cash decrease is directly related to the payment of accounts payable that were outstanding at December 31, 2004 and the net loss for the six months ended June 30, 2005.
     The Partnership activities for the second quarter of 2005 and the second quarter of 2004 were focused on the sale of Partnership property. There were no sales in the second quarter of 2005 or the second quarter of 2004. During the second quarter of 2005, the Partnership entered into a sales contract to sell approximately 2.28 acres of its Rutherford County, Tennessee Property. The sales price is for $900,000 and is expected to close by October 2005. As part of the contract the Partnership agreed to provide water and sewer extensions to the property, site grading, and to prepare the building pad. At closing, $150,000 will be withheld from the seller and placed in escrow to cover these costs. The Partnership will then have no further obligation with this buyer. The contract has contingencies that could allow the purchaser to terminate the agreement and there can be no assurance that this transaction will close. During the first quarter of 2005, the Partnership entered into a sales contract to sell approximately 37 acres of its Rutherford County, Tennessee Property. The sales price is dependant on the closing date of the sale. If the sale occurs within 210 days of the contract date of the sale, which is February 23rd, 2005, the sales price is $170,000 per acre. If the sale occurs within 360 days of the contract date the sales price is $180,000 per acre and if the sale occurs within 420 days of the contract date the sales price is $190,000 per acre. This sale could close as early as September, 2005, but there are contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.
     Income during the second quarter of 2005 consisted of interest income of $16 as compared to $202 during the same quarter of 2004. The decrease in interest earned during the second quarter of 2005 compared to the second quarter of 2004 is the result of having a lower cash reserve.
     Expenses in the second quarter of 2005 included general and administrative expenses of $17,948 versus $7,766 in the second quarter of 2004. The increase was primarily due to an increase in accounting fees. In addition, the Partnership recognized expense of $325 in estimated Tennessee franchise and excise taxes in the second quarter of 2005, as compared to $300 of expense for the same quarter of 2004. Real estate taxes in the second quarter of 2005 were $403 the same as the second quarter of 2004. Insurance in the second quarter of 2005 was $12, as compared to $53 that was paid in the second quarter of 2004. During the second quarter of 2005 the Partnership paid $200 for Delaware franchise and excise tax, as compared to $304 that was paid during the same quarter of 2004.
     The Partnership recognized a net loss for the six months ended June 30, 2005 of $25,482, as compared to a net loss for the six months ended June 30, 2004 of $17,371. This was primarily caused by an increase in accounting fees, as previously discussed.
     Inflation did not have any material impact on operations during 2005 and it is not expected to materially impact future operations.
     Liquidity and Capital Resources
     The Partnership had no cash reserves at June 30, 2005. Cash will be needed to cover the following estimated annual costs: accounting fees of $20,625, legal fees of $5,000, insurance costs of $211, property taxes of $1,163, Tennessee franchise taxes of $1,200 and other administrative costs of $21,000. Subsequent to June 30th, 2005 the General Partner advanced the Partnership $5,000 to cover the Partnership’s cash overdraft and the General Partner has verbally committed to advance cash to the Partnership until the anticipated closing in October 2005. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the advances from the General Partner may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.
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
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     None
Item 2 — Changes in Securities
     There were no changes in the Partnership’s securities during the second quarter of 2005.
Item 3 — Defaults Upon Senior Securities
     There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there have been no arrearages or delinquencies with respect to any such preferred stock.
Item 4 — Submission of Matters to a Vote of Security Holders
     No matters were submitted to the Partners for a vote during the second quarter of 2005.
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

Signature	Title	Date
/s/ Richard W. Sorenson	President,	August 1, 2005
Richard W. Sorenson	Southern Management
Group, LLC

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2005	2004
	(Unaudited)
ASSETS

Land held for sale	$467,102	$467,102

Cash and cash equivalents	0	71,646

Escrows and other receivables	0	1,263

Prepaid expenses	709	—

	$467,811	$540,011

LIABILITIES AND PARTNERS’ EQUITY

Cash overdraft	$279	$—

Accounts payable and accrued expenses	12,012	59,009

Partners’ equity:
General partner	53,339	53,594
Limited partners (9,650 units outstanding)	402,181	427,408

	455,520	481,002

	$467,811	$540,011

See notes to financial statements.

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30
	2005	2004	2005	2004
REVENUES:
Interest income	$16	$202	$81	$444

EXPENSES:
General and administrative	17,948	7,766	24,885	16,360
Real estate taxes	403	403	806	829
Insurance	12	53	12	125
Delaware franchise & excise tax	200	304	200	304
Tennessee franchise & excise tax	325	300	(340)	197

	18,888	8,826	25,563	17,815

NET INCOME (LOSS)	(18,872)	(8,624)	(25,482)	(17,371)

Partners’ equity, Beginning of period	474,392	470,115	481,002	478,862

Capital distribution	—	—	—	—

Partners’ equity, End of period	$455,520	$461,491	$455,520	$461,491

Weighted average number of limited partnership units outstanding	9,650	9,650	9,650	9,650

Income (loss) from operations per limited partnership interest	$(1.96)	$(0.89)	$(2.64)	$(1.80)

See notes to financial statements.

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest income received	$81	$444
Cash received from roll back tax reimbursement	1,263	—
Cash paid for operating expenses	(73,269)	(35,300)

Net cash used in operating activities	(71,925)	(34,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft	279	—

Net decrease in cash	(71,646)	(34,856)

Cash, beginning of period	71,646	128,583

Cash, end of period	$—	$93,727

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net loss	$(25,482)	$(17,372)
Adjustments to reconcile net loss to net cash used in operating activities:

Decrease in accounts payable and accrued expenses	(46,997)	(6,550)
Decrease in accounts receivable	1,263	—
Increase in deferred costs	—	(3,099)
Increase in prepaid expenses	(709)	(7,835)

Net cash used in operating activities	$(71,925)	$(34,856)

See notes to financial statements.

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2005
(Unaudited)
A.	ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2004. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the six-months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

B.	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. No compensation was earned for these services. In the first six months, reimbursements of expenses incurred were as follows:

	2005	2004
Reimbursements	$848	$1,419