Form 10-Q
period 2005-09-30
SOUTHEAST ACQUISITIONS II LP
filed 2005-11-14
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005.
Commission File number: 0-17680 (formerly 33-20255)
SOUTHEAST ACQUISITIONS II, L.P.
(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4011 Armory Oaks Drive
(Formerly 3011 Armory Drive, Suite 310)
Nashville, Tennessee 37204
(Address of Principal Executive Offices)
Issuer’s Telephone Number: 615-834-0872
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2) Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at September 30, 2005 are attached hereto as Exhibit A.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Background
     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership’s objectives will be realized. At September 30, 2005, there remains approximately 43 acres of Rutherford County, Tennessee property.
     Results of Operations for Third Quarter of 2005 Compared with Third Quarter of 2004
     The Partnership’s total assets have decreased between December 31, 2004 and September 30, 2005, primarily due to a decrease in cash. This cash decrease is directly related to the payment of accounts payable that were outstanding at December 31, 2004 and the net loss for the nine months ended September 30, 2005.
     The Partnership activities for the third quarter of 2005 and the third quarter of 2004 were focused on the sale of Partnership property. There were no land sales during the third quarter of 2005. During the third quarter of 2004 the Partnership sold approximately 1.88 acres of its Rutherford County, Tennessee Property for a sales price of $995,000. As part of the contract the Partnership agreed to give the purchaser a $30,000 underground storm detention allowance and a $20,000 landscaping allowance. The storm detention allowance and landscaping allowance were both credited to the Purchaser at closing. The Partnership also agreed to pay for site preparation for the land, which included grading, water and sewer extension and paving. The cost to the Partnership was $137,384. An additional $113,108 was spent for road and utility extension next to the site. There is no continuing involvement between the Partnership and the buyer and there is no further commitment or plans to extend the water and sewer at this site. During the first quarter of 2005, the Partnership entered into a sales contract to sell approximately 37 acres of its Rutherford County, Tennessee Property. The sales price is dependant on the closing date of the sale. If the Purchaser closes after September 21, 2005, but on or before December 30, 2005, the purchase price will be $180,000 per acre. If the Purchaser closes after December 30, 2005, but on or before April 19, 2006, the purchase price will be $190,000 per acre. There are contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close. During the second quarter of 2005 the Partnership entered into a sales contract to sell approximately 2.28 acres of its Rutherford County, Tennessee Property. The sales price is for $900,000 and due to an amendment to the contract, is now expected to close on December 21, 2005. As part of the contract the Partnership agreed to provide water and sewer extensions to the property, site grading, and to prepare the building pad. At closing, $150,000 will be withheld from the seller and placed in escrow to cover these costs. The Partnership will then have no further obligation with this buyer. The contract has contingencies that could allow the purchaser to terminate the agreement and there can be no assurance that this transaction will close.
     The Partnership received $14 in interest income during the third quarter of 2005 as compared to $538 during the same quarter of 2004. The decrease in interest earned is a result of having a lower average cash reserve during the third quarter of 2005 compared to the same quarter of 2004.
          Expenses in the third quarter of 2005 included general and administrative expenses of $9,746 versus $16,992 in the third quarter of 2004. The 2005 expenses included professional fees of $2,308 as compared to $7,162 paid in 2004. The 2004 amount was higher due to fees paid for the utility and roadway extension related to the land sale mentioned above. The 2005 expenses included legal fees of $1,444 paid in the third quarter as compared to $6,085 paid in the same quarter of 2004. The 2004 fees included legal fees on the above mentioned sale. The 2005 expenses include accounting fees of $5,625 as compared to $3,450 for the same quarter in 2004. The increased is due to increased audit fees. In addition, the Partnership paid $325 for the third quarter 2005 estimated Tennessee franchise and excise taxes, as compared to $38,710 paid for the same quarter in 2004. The 2004 tax payment was higher due to the above mentioned sale. Real estate taxes in the third quarter of 2005 were $1,051 compared to $6,694 in the third quarter of 2004. This decrease was primarily the result of owning less land. Insurance in the third quarter of 2005 was $18 compared to $56 in the third quarter of 2004.
     The Partnership recognized a net loss for the nine months ended September 30, 2005 of $36,608 as compared to net income for the first nine months ended September 30, 2004 of $600,931. This was primarily because there was no sale activity in the current year.
     Inflation did not have any material impact on operations during the third quarter of 2005, and it is not expected to materially impact future operations.
     Liquidity and Capital Resources
     The Partnership had no cash reserve at September 30, 2005. Cash will be needed to cover the following estimated costs: accounting fees of $20,625, legal fees of $5,000, insurance costs of $211, property taxes of $3,551, Tennessee franchise taxes of $1,200 and other administrative costs of $21,000. Subsequent to September 30, 2005 the General Partner advanced the Partnership $1,200 to cover the Partnership’s overdraft and the General Partner has verbally committed to advance cash to the Partnership until the anticipated closing in December 2005. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the advances from the General Partner may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.

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
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     None
Item 2 — Changes in Securities
     There were no changes in the Partnership’s securities during the third quarter of 2005.
Item 3 — Defaults Upon Senior Securities
     There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there have been no arrearages or delinquencies with respect to any such preferred stock.
Item 4 — Submission of Matters to a Vote of Security Holders
     No matters were submitted to the Partners for a vote during the third quarter of 2005.
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

Signature	Title	Date

/s/ Richard W. Sorenson	Member, Southern Management Group, LLC	November 11, 2005
Richard W. Sorenson

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31,
	2005	2004
	(Unaudited)
ASSETS

Land held for sale	$467,102	$467,102

Cash and cash equivalents	0	71,646

Escrows and other receivables	0	1,263

Prepaid expenses & deferred costs	6,986	—

	$474,088	$540,011

LIABILITIES AND PARTNERS’ EQUITY

Cash overdraft	$51	$—

Accounts payable and accrued expenses	22,643	59,009

Payable to general partner	7,000	—

Partners’ equity:
General partner	53,228	53,594
Limited partners (9,650 units outstanding)	391,166	427,408

	444,394	481,002

	$474,088	$540,011

See notes to financial statements.

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30
	2005	2004	2005	2004
REVENUES:
Gain on sale of land	$—	$680,216	$—	$680,216
Interest income	14	538	95	982

	14	680,754	95	681,198

EXPENSES:
General and administrative	9,746	16,992	34,631	33,352
Real estate taxes	1,051	6,694	1,857	7,523
Insurance	18	56	30	181
Delaware franchise & excise tax	—	—	200	304
Tennessee franchise & excise tax	325	38,710	(15)	38,907

	11,140	62,452	36,703	80,267

NET INCOME (LOSS)	(11,126)	618,302	(36,608)	600,931

Partners’ equity, Beginning of period	455,520	461,491	481,002	478,862

Capital distribution	—	(579,000)	—	(579,000)

Partners’ equity, End of period	$444,394	$500,793	$444,394	$500,793

Weighted average number of limited partnership units outstanding	9,650	9,650	9,650	9,650

Income (loss) from operations per limited partnership interest	$(1.15)	$64.07	$(3.79)	$62.27

See notes to financial statements.

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sale of land, net of escrow of $26,263	$—	$815,407
Interest income received	95	982
Cash received from roll back tax reimbursement	1,263	—
Cash paid for operating expenses	(80,055)	(221,010)

Net cash (used in) provided by operating activities	(78,697)	595,379

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	—	(579,000)
Advance received from general partner	7,000	—
Increase in cash overdraft	51	—

Net cash provided by (used in) financing activities	7,051	(579,000)

Net (decrease) increase in cash	(71,646)	16,379

Cash, beginning of period	71,646	128,583

Cash, end of period	$—	$144,962

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net (loss) income	$(36,608)	$600,931
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Gain on sale of land	—	(680,216)
Proceeds from sale of land, net of escrows of $26,263	—	815,407
Improvements to land	—	(259,191)
(Decrease) increase in accounts payable and accrued expenses	(36,366)	118,574
Decrease in accounts receivable	1,263	—
Increase in deferred costs	(6,620)	—
Increase in prepaid expenses	(366)	(126)

Net cash (used in) provided by operating activities	$(78,697)	$595,379

See notes to financial statements.

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2005
(Unaudited)
A.	ACCOUNTING POLICIES
The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2004. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the nine-months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.
B.	RELATED PARTY TRANSACTIONS
The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first nine months were as follows:

	2005	2004
Reimbursements	$1,357	$1,553
Commissions	-0-	69,650