Form 10-K
period 2005-12-31
SOUTHEAST ACQUISITIONS II LP
filed 2006-03-30
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
COMMISSION FILE NUMBER: 0-17680 (FORMERLY 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.

(Name of issuer in its charter)
Delaware	23-2498841
(State of incorporation)	(IRS Employer Identification Organization Number)

4011 Armory Oaks Dr.
Nashville, Tennessee 37204

(Address of principal executive offices)

Issuer’s telephone no., including area code: (615) 833-8716

Securities registered pursuant to Section 12 (b) of the Act.

Name of each exchange: None
Title of each class on which registered: Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
Limited Partnership Units $1,000 Per Unit

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2) Yes ☐ No ☑

- i -

- ii -

PART I
ITEM 1. BUSINESS
               Background
               Southeast Acquisitions II, L.P. (the “Partnership”) was formed on December 14, 1987, as a Delaware limited partnership. The Partnership’s public offering of 9,650 units of limited partnership interest (“Units”) commenced on June 8, 1988 and terminated on July 18, 1988 when all 9,650 Units were sold. The Partnership was scheduled to terminate on December 31, 2000. There are currently no plans to extend the Partnership agreement. Since there is land remaining at December 31, 2005, the current General Partner will continue to operate in the liquidation mode until all of the Partnership’s Property is sold.
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
               Since acquisition, the Partnership has sold all of its Georgia Property, all of its South Carolina Property, and approximately 70% of its Tennessee Property. All remaining land is currently being marketed.
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

               Material Recent Developments
               During 2005 the Partnership closed a sale of 2.28 acres of its Rutherford County, Tennessee Property for a cash payment of $900,000 and recognized a gain of $258,814. The sales contract requires the Partnership to make certain improvements to the land, which are estimated to cost $173,745. Cash of $180,000 was withheld from the sales proceeds at closing and deposited with an escrow agent. The sales contract requires the Partnership to make the improvements to the land within 21 to 45 days after closing. As more fully described in item 7, a portion of the revenues from this contract was deferred at December 31, 2005 due to the Partnership’s remaining obligations under the contract. During 2004 the Partnership sold approximately 1.88 acres of its Rutherford County, Tennessee Property for a sales price of $995,000 and recognized a gain of $679,646.
               During the first quarter of 2005, the Partnership entered into a contract to sell approximately 37.25 acres of the remaining Rutherford County, Tennessee Property. The contract has since been amended to include all of the remaining property in Rutherford County, Tennessee. The amended contract allows for a stepped purchase price based on when the sale occurs. If the sale occurs after April 19, 2006, the price will be $190,000 per acre. If the sale occurs after April 19, 2006, but on or before December 31, 2006, the sales price will be $195,000 per acre. There are contract contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.
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
ITEM 2. PROPERTIES
               The Partnership owns approximately 41 acres of undeveloped land in Rutherford County, Tennessee.
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
               Rutherford County, Tennessee Property:
               The Rutherford County, Tennessee Property is located approximately 18 miles southeast of the Nashville Central business district and 10 miles southeast of the Nashville Metropolitan Airport. Following a sale of four acres in 1995, 32.514 acres in 1997, and 52.281 acres in January 2001, .41 acres in October 2002, 1.88 acres in July 2004 and 2.28 acres in December 2005 the Property consists of approximately 41 acres in the northeast quadrant of the I-24/Sam Ridley interchange, with frontage on the access road. The four acres sold in 1995 were part of the Property located at the northwest corner of the I-24 interchange. This land was located along Sam Ridley and was the portion of the Property located furthest from the interchange itself and was sold for a price of $50,000 per acre. The 32.514-acre sale in 1997 and the 52.281 acre sale in January 2001 were also at $50,000 per acre. During 1998 and 1999 there were no sales of Rutherford County, Tennessee Property but the Partnership sold an easement for $101,500 less commissions in 1998 and another utility easement in 1999 for $17,658. In 2000, the Partnership recognized an additional $7,509 in relation to the 1999 utility easement sale. The .41 acres sold in 2002 for a sales price of $112,385. The 1.88 acres sold in 2004 were sold for a sales price of $995,000 less an allowance to the purchaser for underground storm detention and landscaping. The Partnership also paid for site preparation for the land, which included grading, water and sewer extension and paving. In 2005 2.28 acres were sold for a sales price of $900,000. The Partnership also agreed to pay for water and sewer extension.
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
               There were no matters submitted to a vote of security holders in 2005.
PART II
ITEM 5. MARKET FOR THE PARTNERSHIP’S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS
               There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on June 8, 1988 of 9,650 units of limited partnership interests. The offering of $9,650,000 was fully subscribed and terminated on June 24, 1988. As of December 31, 2005, there were 440 limited partners in the Partnership.
ITEM 6. SELECTED FINANCIAL DATA

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001

Operating Revenues	$258,945	$680,791	$1,983	$100,315	$2,008,594

Net Income (Loss)	$179,552	$581,140	$(48,431)	$66,579	$1,938,972

Net Income (Loss) per Unit of Limited Partnership Interest	$18.61	$60.22	$(5.02)	$6.90	$200.93

Total Assets	$1,288,215	$540,011	$498,682	$546,923	$510,350

Long Term Obligations	NONE	NONE	NONE	NONE	NONE

Cash Distributions Declared per Unit of Limited Partnership Interest	$ NONE	$60	$ NONE	$ NONE	$260

SELECTED QUARTERLY FINANCIAL DATA

	For the	For the	For the	For the	For the	For the	For the	For the
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004

Operating (Loss) Revenue	$258,850	$14	$16	$65	$(407)	$680,754	$202	$242

Gross Profit*	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Net (Loss) Income before Extra- ordinary Items and Cumulative Effect of a Change in Accounting	$216,160	$(11,126)	$(18,872)	$(6,610)	$(19,791)	$618,302	$(8,624)	$(8,747)

Net (Loss) Income per Unit of Limited Partnership Interest	$22.40	$(1.15)	$(1.96)	$(0.68)	$(2.05)	$64.07	$(0.89)	$(0.91)

Net (Loss) Income	$216,160	$(11,126)	$(18,872)	$(6,610)	$(19,791)	$618,302	$(8,624)	$(8,747)

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
               In 1988 the Partnership purchased 579 acres of unimproved land at three locations. The status of these Properties at December 31, 2005 is as follows:

		Property Sold Prior to	Remaining Property Held
Place	Property Purchased	December 31, 2005	for Sale

Henry County, Georgia	353 Acres	353 Acres	-0- Acres

Greenville, South Carolina	91 Acres	91 Acres	-0- Acres

Rutherford County, Tennessee	135 Acres	94 Acres	41 Acres
               2005 Compared to 2004
               During 2005, the Partnership sold approximately 2.28 acres of its Rutherford County, Tennessee Property for a sales price of $900,000. The sales contract requires the Partnership to make certain improvements to the land within 21 to 45 days after closing. Cash of $180,000 was withheld from the sales proceeds at closing and deposited with an escrow agent. This cash is to be released to the Partnership upon completion of the improvements as evidenced by the purchaser’s written acceptance. The Partnership has entered into a contract for the construction of these improvements for a total cost of $173,745. These improvements were not completed by December 31, 2005. The Partnership’s obligation to make these improvements constitutes a substantial continuing involvement with the land under Statement of Financial Accounting Standards No. 66, thus precluding recognition of the sale using the full accrual method. Accordingly, the gain from the transaction is being allocated to the sale of the land and the later development on the basis of the estimated costs of each activity, with the same rate of gain being attributed to each activity. During the year ended December 31, 2005 the Partnership recognized gross revenues from the contract of $394,261, which were based on the percentage of costs incurred through December 31, 2005 to the total costs to be incurred, resulting in a net gain of $258,814. Remaining revenues of $505,739 and an estimated net gain of $331,994 were deferred as of December 31, 2005.
               In addition, the contract included a contingent incentive payment of $50,000 which was deposited with the escrow agent at closing. This cash is to be released to the Partnership if an anchor tenant, as defined in the contract, commences construction of improvements on the Partnership’s adjoining land on or before September 1, 2006. If this does not occur, the $50,000 in escrow will be released back to the purchaser. The Partnership recognized no revenue from this portion of the contract during the year ended December 31, 2005. This amount is included in deferred revenues at December 31, 2005.
               During 2004, the Partnership sold approximately 1.88 acres of its Rutherford County, Tennessee Property for a sales price of $995,000 and recognized a gain of $679,646. As part of the contract the Partnership agreed to give the purchaser a $30,000 underground storm detention allowance and a $20,000 landscaping allowance. The storm detention allowance and landscaping allowance were both credited to the Purchaser at closing. The Partnership also agreed to pay for site preparation for the land, which included grading, water and sewer extension and paving. All of this work was completed by the end of 2004 and the cost to the Partnership was $137,954.
               Revenue in 2005 also consisted of interest income of $131 as compared to $1,145 in 2004. The interest was lower due to a lower cash reserve. The Partnership made cash distributions of $60 per unit to the Limited Partners in 2004. There were no cash distributions to the Limited Partners in 2005. During January 2006, the Partnership paid distributions of $492,150, or $51 per unit.
               Expenses during 2005 were $79,393 consisting of general and administrative expense of $41,198, franchise and excise taxes of $34,610, real estate taxes of $3,538 and insurance of $47. The general and administrative expenses included $29,037 in accounting fees, which represent an increase of $7,885 over 2004. This increase is due to additional auditing procedures required by the Public Company Accounting Oversight Board that were performed during 2005. The general and administrative expenses also included $1,771 in legal fees, which represent a decrease of $4,757 over 2004. The legal fees were higher in 2004 due to legal fees related to the sale of land mentioned above. The general and administrative expenses also included $8,600 in professional fees, which represent a decrease of $15,260 over 2004. The professional fees were higher in 2004 due to professional fees related to the improvements to the land related to the sale mentioned above. The franchise and excise taxes were $34,610 in 2005, as compared to $35,842 in 2004. The real estate taxes in 2005 were $4,980 lower than in 2004, when the Partnership paid $8,518 in real estate taxes. The 2004 taxes included Greenbelt Rollback taxes on the land that was sold. There were no such taxes in 2005. The insurance in 2005 was $260 lower than in 2004, when the Partnership paid $307 for insurance.
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
               Expenses during 2004 were $99,651 consisting of general and administrative expense of $54,984, franchise and excise taxes of $35,842, real estate taxes of $8,518 and insurance of $307. The general and administrative expenses included $21,152 in accounting fees, which represent an increase of $4,446 over 2003. The general and administrative expenses also included $6,528 in legal fees, which represent an increase of $5,681 over 2003. The increase is due to legal fees related to the sale of land mentioned above. The franchise and excise taxes were $33,983 higher than in 2003, when the Partnership paid $1,859 in franchise and excise taxes. The increase in taxes is related to the gain on the sale of land in 2004. The real estate taxes in 2004 were $6,905 higher than in 2003, when the Partnership paid $1,613 in real estate taxes. The increase in 2004 was due to the reclassification of one parcel of land from agricultural to commercial, which resulted in a higher tax rate. The insurance in 2004 was $77 higher that in 2003, when the Partnership paid $230 for insurance
               Inflation did not have a material impact on operations during 2005, 2004 and 2003.
               Liquidity and Capital Resources
               Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves, net of accounts payable, of $537,809 at December 31, 2005. The General Partner believes that the Partnership has sufficient cash reserves to cover normal partnership expenses through the liquidation period. However, if additional expenses are incurred or should the Partnership decide to construct infrastructure improvements to enhance the marketability of the Property, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, the General Partner has verbally committed to advance limited funds to the Partnership. In case these limited funds are not adequate, the Partnership may have to dispose of some of the Property or incur indebtedness on unfavorable terms.

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               The Partnership’s financial statements for the years ended December 31, 2005, 2004 and 2003 together with the report of the Partnership’s independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K.
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
               Mr. Sorenson, age 80, has over 40 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.

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
               The other member of the General Partner is Southeast Venture LLC (“SVLLC”). The officers and key employees of SVLLC include the following:
               Paul J. Plummer, age 56. Mr. Plummer is a registered architect and serves as director of architectural services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.
               Wood S. Caldwell, age 52. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC’s development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SVC in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.
               Axson E. West, age 51. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SVC in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. He received his Bachelor of Arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.
               Cameron W. Sorenson, age 44. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large-scale land development ventures for SVLLC. Prior to joining SVC in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his Bachelor of Science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.
               Randy W. Parham, age 50. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice-President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of Metro Center Properties and formed Metro Center Management, Inc. where he served as President through 1997.
ITEM 11. EXECUTIVE COMPENSATION
               During the fiscal years ended December 31, 2005, 2004 and 2003, the Partnership did not pay compensation to any officers of the General Partner. No management fees were paid during 2005, 2004 or 2003 since the Partnership was operating in the liquidation mode. See Item 13 of this report, “Certain Relationships and Related Transactions”.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               As of December 31, 2005 no person or “group” (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known to the Partnership to beneficially own more than 5% of the Units of the Partnership.
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
               The General Partner will also receive 30% of cash distributions after the Limited Partners have received (i) cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). During 2005, 2004 and 2003, the General Partner received no cash distributions.
               At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership’s property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property. Any such real estate commission or disposition fee paid to the General Partner will reduce any distribution to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. During 2005 and 2004, the Partnership paid real estate sales commissions of $66,500 and $69,650, respectively, to the General Partner or its affiliates. There were no sales of land during the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
               Fees billed by the principal auditors during the years ended December 31, 2005 and 2004 consisted of the following:

	2005	2004

Audit fees	$13,950	$8,877

Quarterly reviews	$5,500	$3,600

Tax preparation fees	$6,550	$5,969

Total fees	$26,000	$18,446
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	Index to Financial Statements

Page
Report of Independent Auditors	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Partners’ Equity	F-4
Statements of Cash Flow	F-5
Notes to Financial Statements	F-6

Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2005.
(c)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Numbers

3.1 (a)	Certificate of Limited Partnership	*

3.1 (b) & (4)	Restated Limited Partnership Agreement	**

3.1(c)	First Amendment to Restated Limited	E-1
Partnership Agreement

9	Not Applicable

11	Not Applicable

12	Not Applicable

Exhibit Numbers	Description	Page Numbers

13	Not Applicable

16	Not Applicable

18	Not Applicable

19	Not Applicable

22	Not Applicable

24	Not Applicable

25	Not Applicable

29	Not Applicable

31.1	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

RICHARD W. SORENSON
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD W. SORENSON	President and Chief Executive Officer of Southern Management Group, LLC	March 2, 2006

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)
AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2005
with
INDEPENDENT AUDITORS’ REPORT

Audited Financial Statements
SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)
December 31, 2005

(WILLIAMS BENATOR & LIBBY, LLP LOGO)
INDEPENDENT AUDITORS’ REPORT
Partners
Southeast Acquisitions II, L.P.
Nashville, Tennessee
We have audited the accompanying balance sheets of Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2005 and 2004, and the related statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeast Acquisitions II, L.P. (a limited partnership operating in liquidation mode) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
As more fully described in Note A, according to the terms of the partnership agreement, the Partnership was scheduled to terminate on December 31, 2000 and is continuing to operate in liquidation mode.
(WILLIAMS BENATOR & LIBBY, LLP)
Atlanta, Georgia
January 17, 2006, except for
     Note C, as to which the date
     is January 25, 2006
1040 Crown Pointe Parkway, Ne | Suite 400 | Atlanta, Ga 30338
t) 770.512.0500 | f) 770.512.0200 | www.wblcpa.com
Member of American Institute of Certified Public Accountants and Russell Bedford International

BALANCE SHEETS
SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

	December 31
	2005	2004

ASSETS

Land held for sale—Note D	$448,460	$467,102
Cash and cash equivalents	609,731	71,646
Cash in escrow—Note D	230,000	-0-
Property tax reimbursement receivable	-0-	1,263
Prepaid expenses	24	-0-

	$1,288,215	$540,011

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued expenses	$71,922	$59,009
Deferred revenue—Note D	555,739	-0-

	627,661	59,009
Partners’ equity—Note C:
General partner	55,390	53,594
Limited partners (9,650 units outstanding)	605,164	427,408

	660,554	481,002

	$1,288,215	$540,011

See notes to financial statements.

STATEMENTS OF OPERATIONS
SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

	Year Ended December 31
	2005	2004	2003

Revenues:
Gain on sale of land—Note D	$258,814	$679,646	$-0-
Interest and other income	131	1,145	1,983

	258,945	680,791	1,983

Expenses:
General and administrative	41,198	54,984	46,712
Franchise and excise taxes	34,610	35,842	1,859
Real estate taxes	3,538	8,518	1,613
Insurance	47	307	230

	79,393	99,651	50,414

Net income (loss):
General partner	1,796	5,811	(484)
Limited partners	177,756	575,329	(47,947)

NET INCOME (LOSS)	$179,552	$581,140	$(48,431)

Net income (loss) per limited partnership unit	$18.61	$60.22	$(5.02)

See notes to financial statements.

STATEMENTS OF PARTNERS’ EQUITY
SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

	General	Limited
	Partner	Partners	Total
Balance at January 1, 2003	$48,267	$479,026	$527,293

Net loss for the year ended December 31, 2003	(484)	(47,947)	(48,431)

Balance at December 31, 2003	47,783	431,079	478,862

Distributions to partners ($60 per unit)	-0-	(579,000)	(579,000)

Net income for the year ended December 31, 2004	5,811	575,329	581,140

Balance at December 31, 2004	53,594	427,408	481,002

Net income for the year ended December 31, 2005	1,796	177,756	179,552

Balance at December 31, 2005	$55,390	$605,164	$660,554

See notes to financial statements.

STATEMENTS OF CASH FLOWS
SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)

	Year Ended December 31
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$179,552	$581,140	$(48,431)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cash paid for land improvements	-0-	(259,191)	-0-
Gain on sale of land	(258,814)	(679,646)	-0-
Net proceeds from sale of land, including deferred revenues of $325,739 in 2005	618,275	841,100	-0-
Increase in cash in escrow	(230,000)	-0-	-0-
Decrease (increase) in property tax reimbursement receivable	1,263	(529)	-0-
Increase in prepaid expenses	(24)	-0-	-0-
(Decrease) increase in accounts payable and accrued expenses	(2,167)	39,189	190
Increase in deferred revenue	230,000	-0-	-0-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	538,085	522,063	(48,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to limited partners	-0-	(579,000)	-0-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	538,085	(56,937)	(48,241)

Cash and cash equivalents at beginning of year	71,646	128,583	176,824

CASH AND CASH EQUIVALENTS AT END OF YEAR	$609,731	$71,646	$128,583

SUPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
At December 31, 2005, accounts payable included costs of $15,080 related to the sale of the land.
See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)
December 31, 2005
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
During 1988, the Partnership purchased undeveloped land to be marketed for sale as follows: approximately 135 acres near Nashville, Tennessee, approximately 91 acres in Greenville, South Carolina, and approximately 353 acres near Atlanta, Georgia. This land was purchased from an affiliate of the previous general partner. At December 31, 2005, the remaining land consisted of approximately 41 acres of the Tennessee land.
The following accounting policies are presented to assist the reader in understanding the Partnership’s financial statements:
Basis of Accounting: The Partnership maintains its accounting records on the accrual basis of accounting. Sales of land are recognized upon the closing of an enforceable sales contract and the Partnership’s execution of its obligations under the contract. Revenues and profits from sale contracts that require the Partnership to make improvements to the land are allocated to the sale of the land and the later development work on the basis of the estimated costs of each activity, with the same rate of profit being attributed to each activity, if the future costs of development can be reasonably estimated. If the future costs of development cannot be reasonably estimated, revenues and profits are not recognized until the improvements are completed.
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

NOTES TO FINANCIAL STATEMENTS—Continued
SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)
NOTE A—DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued
Income Taxes: Federal and state income taxes have not been provided for in the financial statements. Under existing law, the Partnership is not treated as a taxable entity. Rather, each partner must include his allocated share of Partnership income, loss, gain, deduction, and credit in his individual income tax return. The write-down of the land’s carrying value that has been recorded for financial statement purposes is not recognized for income tax purposes until the land is sold. At December 31, 2005 and 2004, the remaining portion of the 1991 write-down that had not been recognized for income tax purposes totaled $1,056,552 and $1,115,285, respectively.
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
Cash Equivalents: For purposes of reporting cash flows, the Partnership considers all demand deposits and highly liquid investments purchased with an original maturity of three months or less which can be readily converted to cash on demand, without penalty, to be cash equivalents. At December 31, 2005, cash and cash equivalents included cash on deposit in excess of federally insured limits of approximately $537,000.
NOTE B—RELATED PARTY TRANSACTIONS
During the years ended December 31, 2005, 2004 and 2003, sales commissions totaling $66,500, $69,650, and $-0-, respectively, were paid to the general partner or its affiliates related to sales of land.
The Partnership agreement provides for reimbursement of expenses incurred by the general partner related to the administration and operation of the Partnership. During the years ended December 31, 2005, 2004 and 2003, reimbursements to the general partner’s members and related companies totaled $1,777, $2,170, and $2,175, respectively. Accounts payable to the general partner’s members totaled $1,860 and $387 at December 31, 2005 and 2004, respectively.
The Partnership agreement provided for the payment of management fees to the general partner. However, no management fees were paid during the years ended December 31, 2005, 2004 and 2003 since the Partnership was operating in liquidation mode.

NOTES TO FINANCIAL STATEMENTS—Continued
SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)
NOTE C—PARTNERS’ EQUITY
In accordance with the partnership agreement (as amended in November 1997), cash distributions and Partnership profits and losses are to be allocated as follows:
(a)	Except for distributions in connection with the liquidation of the Partnership, cash distributions are to be made 100% to the limited partners until the limited partners have received (i) cumulative distributions equal to their 10% noncompounded cumulative annual return on their adjusted capital contribution, as defined ($3,452,019 unpaid at December 31, 2005) plus (ii) a return of their capital contributions ($9,650,000 at December 31, 2005); thereafter, distributions will be made 70% to the limited partners and 30% to the general partner. Distributions in connection with the Partnership’s liquidation will be made in accordance with the partners’ capital accounts as maintained for federal income tax purposes.
(b)	Profits and losses are to be allocated as provided in the partnership agreement. Generally, profits will be allocated to the partners to reflect cash distributions or to offset negative balances in the partners’ capital accounts, but at least 1% of profits will be allocated to the general partner. Losses will generally be allocated 99% to the limited partners, in proportion to their units, and 1% to the general partner, or to reduce any positive account balances in the partners’ capital accounts.
Upon Partnership dissolution and termination, the general partner is required to contribute to the capital of the Partnership the lesser of any negative amount of its capital account, as defined, or 1.01% of the capital contributions made by the limited partners. Any amount so contributed shall be distributed to the limited partners in proportion to their positive capital account balances.
During the year ended December 31, 2004, the Partnership paid distributions against the limited partners’ cumulative annual return in accordance with the partnership agreement of $579,000, or $60 per unit. No distributions were paid during the years ended December 31, 2005 and 2003. During January 2006, the Partnership paid distributions of $492,150, or $51 per unit.
Cumulative distributions applied against the limited partners’ cumulative annual return through December 31, 2005 totaled $13,436,281, or $1,392 per unit.
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

NOTES TO FINANCIAL STATEMENTS—Continued
SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)
NOTE D—SUMMARY OF PROPERTY AND ACTIVITY
At December 31, 2005, land consisted of the following:

Description	Initial Cost	Carrying Amount	Date Acquired
41 acres of unimproved land in Rutherford County, Tennessee	$1,498,843	$448,460	June 1988
There were no liens on the land as of December 31, 2005. At December 31, 2005, the aggregate carrying value of the land for income tax purposes was $1,498,843. The difference between the carrying value for financial statement purposes and income tax purposes resulted primarily from a write-down of the property’s carrying value that was recorded for financial statement purposes during 1991 as more fully described in Note A.
Land activity during the years ended December 31, 2003, 2004 and 2005 consisted of the following:

Balance at January 1, 2003	$369,365
Cost of land sold	-0-

Balance at December 31, 2003	369,365
Cost of land sold	(161,454)
Land improvements	259,191

Balance at December 31, 2004	467,102
Cost of land sold	(18,642)

Balance at December 31, 2005	$448,460

NOTES TO FINANCIAL STATEMENTS—Continued
SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership Operating in Liquidation Mode)
NOTE D—SUMMARY OF PROPERTY AND ACTIVITY—Continued
On December 21, 2005, the Partnership closed a sale of 2.28 acres of land for a cash payment of $900,000. The sales contract requires the Partnership to make certain improvements to the land within 21 to 45 days after closing. Cash of $180,000 was withheld from the sales proceeds at closing and deposited with an escrow agent. This cash is to be released to the Partnership upon completion of the improvements as evidenced by the purchaser’s written acceptance. The Partnership has entered into a contract for the construction of these improvements for a total cost of $173,745. These improvements were not completed by December 31, 2005. The Partnership’s obligation to make these improvements constitutes a substantial continuing involvement with the land under Statement of Financial Accounting Standards No. 66, thus precluding recognition of the sale using the full accrual method. Accordingly, the gain from the transaction is being allocated to the sale of the land and the later development on the basis of the estimated costs of each activity, with the same rate of gain being attributed to each activity. During the year ended December 31, 2005, the Partnership recognized gross revenues from the contract of $394,261, which were based on the percentage of costs incurred through December 31, 2005 to the total costs to be incurred, resulting in a net gain of $258,814. Remaining revenues of $505,739 and an estimated net gain of $331,994 were deferred as of December 31, 2005.
In addition, the contract included a contingent incentive payment of $50,000 which was deposited with the escrow agent at closing. This cash is to be released to the Partnership if an anchor tenant, as defined in the contract, commences construction of improvements on the Partnership’s adjoining land on or before September 1, 2006. If this does not occur, the $50,000 in escrow will be released back to the purchaser. The Partnership recognized no revenue from this portion of the contract during the year ended December 31, 2005. This amount is included in deferred revenues at December 31, 2005.
The Partnership has obtained a letter of credit from a bank in the amount of $45,000 to insure the local municipality that the required improvement work will be properly performed. This letter of credit is personally guaranteed by an officer of the Partnership’s general partner.
During July 2004, the Partnership sold 1.88 acres of land for a contract price of $995,000 and recognized a net gain of $679,646.