Form 10-Q
period 2006-03-31
SOUTHEAST ACQUISITIONS II LP
filed 2006-05-15
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM JANUARY 1, 2006 TO MARCH 31, 2006.
Commission File number: 0-17680 (formerly 33-20255)
SOUTHEAST ACQUISITIONS II, L.P.
(Exact name of registrant)

Delaware	23-2498841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4011 Armory Oaks Drive
Nashville, Tennessee 37204
(Address of Principal Executive Offices)
Issuers Telephone Number: 615-834-0872
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at March 31, 2006 are attached hereto as Exhibit A.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Background
     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. There can be no assurance that the Partnership’s objectives will be realized. At March 31, 2005 there remains approximately 41 acres of Rutherford County, Tennessee property.
     Results of Operations for First Quarter of 2006 Compared with First Quarter of 2005
     The Partnership’s total assets have decreased between December 31, 2005 and March 31, 2006, primarily due to a decrease in cash. This cash decrease is directly related to the $51 per unit distribution to the limited partners.
     The Partnership activities for the first quarter of 2006 and the first quarter of 2005 were focused on the sale of Partnership property. During the first quarter, the Partnership did recognize gain on the sale of land of $328,664 which consisted of previously deferred revenues of $505,739 less expenses related to the improvements of $177.075. This gain was deferred from a sale that had closed during the fourth quarter of 2005 due to continuing involvement with the property. There is no continuing involvement with the land at March 31, 2006 as all commitments to improve the land have been fulfilled prior to March 31, 2006. Cash of $180,000 was withheld from the sales proceeds at closing and deposited with an escrow agent. This cash was to be released to the Partnership upon completion of the improvements. Since these improvements were not completed by December 31, 2005, the Partnership’s obligation to make these improvements constituted a substantial continuing involvement with the land under Statement of Financial Accounting Standards No. 66, thus precluding recognition of the sale using the full accrual method. During the year ended December 31, 2005 the Partnership recognized gross revenues from the contract of $394,261, which were based on the percentage of costs incurred through December 31, 2005 to the total estimated costs to be incurred, resulting in a net gain of $258,814. The Partnership had no sales of property in the first quarter of 2005.
     In addition, the contract included a contingent incentive payment of $50,000 which was deposited with the escrow agent at closing. This cash is to be released to the Partnership if an anchor tenant, as defined in the contract, commences construction of improvements on the Partnership’s adjoining land on or before September 1, 2006. If this does not occur, the $50,000 in escrow will be released back to the purchaser. This amount is included in deferred revenues at March 31, 2006.
     During the first quarter of 2005, the Partnership entered into a sales contract to sell approximately 37 acres of its Rutherford County, Tennessee Property. The contract was first amended in the third quarter of 2005 and was amended again in the first quarter of 2006. The current amendment reflects that the sales contract is for all of the remaining land in Rutherford County. The sales price is $522,720 per acre for the 1st two acres and, $195,000 per acre for the remainder of the land and may close on or before December31, 2006. There are contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close. In the first quarter of 2006, the Partnership earned interest income of $736 as compared to $65 of interest earned in the first quarter of 2005. The increase in interest earned is a result of having a higher average cash reserve during the quarter compared to the same quarter of 2005. During the first quarter of 2006 the Partnership also had other income of $734 which resulted from the recapture of a bad debt. There was no such income in 2005.
     Expenses in the first quarter of 2006 included general and administrative expenses of $16,831 versus $6,937 in the first quarter of 2005. The 2006 amount includes accounting fees of $15,565 compared to $5,250 in the same quarter of 2005. This increase is due to increased audit fees. The Partnership had Tennessee franchise and excise taxes of $8,850 in the first quarter of 2006 as compared to $(665) in the same quarter of 2005. The Partnership expensed $325 for quarterly taxes in the first quarter of 2005, but also had to adjust for an over-accrual of taxes of $(990) from the prior year. Real estate taxes in the first quarter of 2006 were $400 compared to $403 in the first quarter of 2005. Insurance in the first quarter of 2006 was $18. There was no insurance in the first quarter of 2005.
     The Partnership recognized net income for the three months ended March 31, 2006 of $304,035 as compared to a net loss for the first three months ended March 31, 2005 of $6,610. This was primarily due to revenue from the sale of land as previously described.
     Inflation did not have any material impact on operations during the first quarter of 2006 and it is not expected to materially impact future operations.
     Liquidity and Capital Resources
     Cash generated by operating activities varies from quarter to quarter based on the level of land sale activity. The Partnership had cash reserves of $17,718 at March 31, 2006. At March 31, 2006, the partnership estimated its annual costs as follows: accounting fees of $30,000, legal fees of $5,000, insurance costs of $72, property taxes of $1,602, Tennessee franchise and excise taxes of $35,400 and other administrative costs of $21,000. The General Partner has verbally committed to advance cash to the Partnership until the anticipated closing in December 2006. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, or if the Partnership decides to construct infrastructure improvements to enhance the marketability of the Property, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.
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
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     None
Item 2 — Changes in Securities
     There were no changes in the Partnership’s securities during the first quarter of 2006.
Item 3 — Defaults Upon Senior Securities
     There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there have been no arrearages or delinquencies with respect to any such preferred stock.
Item 4 — Submission of Matters to a Vote of Security Holders
     No matters were submitted to the Partners for a vote during the first quarter of 2006.
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

Signature	Title	Date

/s/ Richard W. Sorenson	President and Chief Executive Officer of Southern Management Group, LLC	May 12, 2006
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard W. Sorenson Richard W. Sorenson	President, Southern Management Group, LLC	May 2, 2006

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006
(Unaudited)
A.	ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2005. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the three-month period ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.

B.	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. Compensation earned for these services in the first three months were as follows:

	2006	2005
Reimbursements	$397	$560

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS

Land held for sale	$448,460	$448,460

Cash and cash equivalents	47,981	609,731

Cash in escrow	67,375	230,000

Account receivable	6,255	0

Prepaid expenses	6	24

	$570,077	$1,288,215

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued expenses	$47,638	$71,922

Deferred revenue	50,000	555,739

Partners’ equity:
General partner	58,430	55,390
Limited partners (9,650 units outstanding)	414,009	605,164

	472,439	660,554

	$570,077	$1,288,215

See notes to financial statements.

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31
	2006	2005
REVENUES:
Gain on sale of land	$328,664	$—
Interest income	736	65
Other income	734	—

	330,134	65

EXPENSES:
General and administrative	16,831	6,937
Real estate taxes	400	403
Insurance	18	—
Tennessee franchise and excise tax	8,850	(665)

	26,099	6,675

NET INCOME (LOSS)	304,035	(6,610)

Partners’ equity, Beginning of period	660,554	481,002

Capital distribution	(492,150)	—

Partners’ equity, End of period	$472,439	$474,392

Weighted average number of limited partnership units outstanding	9,650	9,650

Income (loss) from operations per limited partnership interest	$31.51	$(0.68)

See notes to financial statements.

EXHIBIT A

SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from cash in escrow	156,370	—
Interest income received	736	65
Other income received	734	—
Cash paid for Tennessee franshise & excise tax	—	(38,000)
Cash paid to suppliers and service providers	(227,440)	(23,827)

Net cash used in operating activities	(69,600)	(61,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(492,150)	—

Net decrease in cash	(561,750)	(61,762)

Cash, beginning of period	609,731	71,646

Cash, end of period	$47,981	$9,884

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:

Net income (loss)	$304,035	$(6,610)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Decrease in accounts payable and accrued expenses	(24,284)	(49,037)
Increase in accounts receivable	(6,255)	(2,649)
Decrease in deferred revenue	(505,739)	—
Decrease in cash in escrow	162,625	—
Decrease (Increase) in prepaid expenses	18	(3,466)

Net cash used in operating activities	$(69,600)	$(61,762)

See notes to financial statements.