Form 10-Q
period 2006-06-30
SOUTHEAST ACQUISITIONS II LP
filed 2006-08-11
CIK 829905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2006 TO JUNE 30, 2006.
Commission File number: 0-17680 (formerly 33-20255)
SOUTHEAST ACQUISITIONS II, L.P.
(Exact name of registrant)

Delaware	23-2498841
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4011 Armory Oaks Drive
Nashville, Tennessee 37204
(Address of Principal Executive Offices)
Issuer’s Telephone Number: 615-834-0872
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐             No ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐       Accelerated filer ☐       Non-Accelerated filer ☒
     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (b) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at June 30, 2006 are attached hereto as Exhibit A.
     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Background
     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership’s objectives will be realized. At June 30, 2006 there remains approximately 41 acres of Rutherford County, Tennessee property.
     Results of Operations for 2006 Compared with 2005
     The Partnership’s total assets have decreased between December 31, 2005 and June 30, 2006, primarily due to a decrease in cash. This cash decrease is directly related to the $51 per unit distribution to the limited partners.
     The Partnership activities for the second quarter of 2006 and the second quarter of 2005 were focused on the sale of Partnership property. There were no sales in the second quarter of 2006 or the second quarter of 2005. During the second quarter of 2006, the Partnership incurred additional expenses in the amount of $310 related to the sale of land that had closed during the fourth quarter of 2005. In addition, the contract for the land sold during the fourth quarter of 2005 included a contingent incentive payment of $50,000 which was deposited with the escrow agent at closing. This cash is to be released to the Partnership if an anchor tenant, as defined in the contract, commences construction of improvements on the Partnership’s adjoining land on or before September 1, 2006. This amount is included in deferred revenues at June 30, 2006. During the first quarter of 2005, the Partnership entered into a sales contract to sell approximately 37 acres of its Rutherford County, Tennessee Property. The contract was first amended in the third quarter of 2005 and was amended again in the first quarter of 2006. The current amendment reflects that the sales contract is for all of the remaining land in Rutherford County. The sales price is $522,720 per acre for the first two acres and $195,000 per acre for the remainder of the land and may close on or before December 31, 2006. There are contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close.
     Income during the second quarter of 2006 consisted of interest income of $45 as compared to $16 during the same quarter of 2005. The increase in interest earned during the second quarter of 2006 compared to the second quarter of 2005 is the result of having a higher cash reserve.
     Expenses in the second quarter of 2006 included general and administrative expenses of $11,054 versus $17,948 in the second quarter of 2005. In addition, the Partnership recognized $7,901 in Tennessee franchise and excise taxes in the second quarter of 2006, as compared to $325 of expense for the same quarter of 2005. The increase was primarily due to penalty with interest imposed due to low estimated payments during the year ended December 31, 2005. Delaware franchise and excise taxes were $304 in the second quarter of 2006, compared to $200 for the same quarter in 2005. Real estate taxes were $401 in the second quarter of 2006 and $403 in the second quarter of 2005. Insurance was $87 in the second quarter of 2006, as compared to $12 for the same quarter of 2005.
     The Partnership recognized a net income for the six months ended June 30, 2006 of $284,023, as compared to a net loss for the six months ended June 30, 2005 of $25,482. This was primarily due to revenue recognized from the sale of land during the first quarter of 2006.
     Inflation did not have any material impact on operations during 2006 and it is not expected to materially impact future operations.
     Liquidity and Capital Resources
     Cash generated by operating activities varies from quarter to quarter based on the level of land sale activity. The Partnership had cash reserves, net of accounts payable, of $9,012 at June 30, 2006. At June 30, 2006, the Partnership estimated it annual costs as follows: accounting fees of $30,000, legal fees of $5,000, insurance costs of $144, property taxes of $1,602, Tennessee franchise taxes of $34,400 and other administrative costs of $21,000. The General Partner has verbally committed to advance cash to the Partnership until the anticipated closing in December 2006. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, or if the Partnership decides to construct infrastructure improvements to enhance the marketability of the Property, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.
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

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     None
Item 2 — Changes in Securities
     There were no changes in the Partnership’s securities during the second quarter of 2006.
Item 3 — Defaults Upon Senior Securities
     There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there have been no arrearages or delinquencies with respect to any such preferred stock.
Item 4 — Submission of Matters to a Vote of Security Holders
     No matters were submitted to the Partners for a vote during the second quarter of 2006.
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

Signature	Title	Date
/s/ Richard W. Sorenson	President and Chief Executive Officer of Southern Management Group, LLC	August 10, 2006
Richard W. Sorenson

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Richard W. Sorenson Richard W. Sorenson	President, Southern Management Group, LLC	August 10, 2006

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006
(Unaudited)
A. ACCOUNTING POLICIES
The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2005. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the six-months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.
B. RELATED PARTY TRANSACTIONS
The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. No compensation was earned for these services. In the first six months of 2006 and 2005, reimbursements of expenses incurred and paid by the General Partner on behalf of the Partnership totaled $1616 and $848 respectively. At June 30, 2006 and December 31, 2005, accounts payable to the General Partner and its affiliates totaled $1539 and $1,860, respectively.

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
BALANCE SHEETS

	JUNE 30,
	2006	DECEMBER 31,
	(Unaudited)	2005
ASSETS
Land held for sale	$448,460	$448,460
Cash and cash equivalents	10,551	609,731
Escrows and other receivables	50,000	230,000
Prepaid expenses	8,555	24

	$517,566	$1,288,215

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and accrued expenses	15,139	71,922
Deferred revenue	50,000	555,739
Partners’ equity:
General partner	58,229	55,390
Limited partners (9,650 units outstanding)	394,198	605,164

	452,427	660,554

	$517,566	$1,288,215

See notes to financial statements.

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30
	2006	2005	2006	2005
REVENUES:
Gain on sale of land	$(310)	$—	$328,354	$—
Interest income	45	16	781	81
Other income	—	—	734	—

	(265)	16	329,869	81
EXPENSES:
General and administrative	11,054	17,948	27,885	24,885
Real estate taxes	401	403	801	806
Insurance	87	12	105	12
Delaware franchise & excise tax	304	200	304	200
Tennessee franchise & excise tax	7,901	325	16,751	(340)

	19,747	18,888	45,846	25,563

NET (LOSS) INCOME	(20,012)	(18,872)	284,023	(25,482)
Partners’ equity,
Beginning of period	472,439	474,392	660,554	481,002
Capital distribution	—	—	(492,150)	—

Partners’ equity,
End of period	$452,427	$455,520	$452,427	$455,520

Weighted average number of limited partnership units outstanding	9,650	9,650	9,650	9,650

(Loss) income from operations per limited partnership interest	$(2.07)	$(1.96)	$29.43	$(2.64)

See notes to financial statements.

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from escrow agent related to sale of land	$180,000	$—
Interest income received	781	81
Other income received	734	—
Cash received from roll back tax reimbursement	—	1,263
Cash received for Tenesse franchise & excise tax refund	26,483	—
Cash paid for Tennessee franchise & excise tax	(85,889)	(38,000)
Cash paid to suppliers and service providers	(229,139)	(35,269)

Net cash used in operating activities	(107,030)	(71,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(492,150)	—
Increase in cash overdraft	—	279

Net decrease in cash	(599,180)	(71,646)
Cash, beginning of period	609,731	71,646

Cash, end of period	$10,551	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
Net income (loss)	$284,023	$(25,482)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in accounts payable and accrued expenses	(56,783)	(46,997)
Increase in accounts receivable	—	1,263
Decrease in deferred revenue	(505,739)	—
Decrease in cash in escrow	180,000	—
Decrease (Increase) in prepaid expenses	(8,531)	(709)

Net cash used in operating activities	$(107,030)	$(71,925)

See notes to financial statements.