Form 10-Q
period 2006-09-30
SOUTHEAST ACQUISITIONS II LP
filed 2006-11-09
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM JANUARY 1, 2006 TO SEPTEMBER 30, 2006.
Commission File number: 0-17680 (formerly 33-20255)
SOUTHEAST ACQUISITIONS II, L.P.
(Exact name of registrant)

Delaware	23-2498841

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4011 Armory Oaks Drive
Nashville, Tennessee 37204
(Address of Principal Executive Offices)
Issuer’s Telephone Number: 615-834-0872
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):
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
Item 1 — Financial Statements
     The unaudited financial statements of Southeast Acquisitions II, L.P. (the “Partnership”) at September 30, 2006 are attached hereto as Exhibit A.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Background
     The Partnership was formed to acquire, own and realize appreciation in the following properties by holding them for investment and eventual sale (each a “Property”, collectively the “Properties”): 353 acres of undeveloped land in Henry County, Georgia; 91 acres of undeveloped land near Greenville, South Carolina; and l35 acres of undeveloped land in Rutherford County, Tennessee. However, there can be no assurance that the Partnership’s objectives will be realized. At September 30, 2006, there remains approximately 41 acres of Rutherford County, Tennessee property.
     Results of Operations for Third Quarter of 2006 Compared with Third Quarter of 2005
     The Partnership’s total assets have decreased between December 31, 2005 and September 30, 2006, primarily due to a decrease in cash. This cash decrease is directly related to the payment of $51 per unit distribution to the limited partners.
     The Partnership activities for the third quarter of 2006 and the third quarter of 2005 were focused on the sale of Partnership property. There were no sales during the third quarter of 2006 or the third quarter of 2005. The contract for the land sold during the fourth quarter of 2005 included a contingent incentive payment of $50,000 which was deposited with the escrow agent at closing. This cash was to be released to the Partnership if an anchor tenant, as defined in the contract, commenced construction of improvements on the Partnership’s adjoining land on or before September 1, 2006. Since no construction had commenced as defined in the contract by the September 1 deadline, the escrow agent released the funds to the buyer. During the first quarter of 2005, the Partnership entered into a sales contract to sell approximately 37 acres of its Rutherford County, Tennessee property. The contract was first amended in the third quarter of 2005 and was amended again in the first quarter of 2006. The current amendment reflects that the sales contract is for all of the remaining land in Rutherford County. The sales price is $522,720 per acre for the first two acres and $195,000 per acre for the remainder of the land and may close on or before December 31, 2006. There are contingencies that could allow the purchaser to terminate the agreement. There can be no assurance that this transaction will close. The Partnership received $18 in interest income during the third quarter of 2006 as compared to $14 in the same quarter of 2005.

     Expenses in the third quarter of 2006 included general and administrative expenses of $9,178 versus $9,746 in the third quarter of 2005. In addition, the Partnership recognized ($5,934) in Tennessee franchise and excise taxes in the third quarter of 2006 as compared to $325 of expense for the same quarter of 2005. The 2006 amount includes a $6,229 refund of a penalty charge and $295 of franchise tax expense. Real estate taxes in the third quarter of 2006 were $1395 compared to $1,051 in the third quarter of 2005. This increase was primarily the result of land being rezoned from an agricultural classification to a commercial classification. Insurance in the third quarter of 2006 was $10 compared to $18 in the third quarter of 2005.
     The Partnership recognized net income for the nine months ended September 30, 2006 of $279,392 as compared to a net loss for the first nine months ended September 30, 2005 of ($36,608). This was primarily due to revenue recognized from the sale of land during the first quarter of 2006.
     Inflation did not have any material impact on operations during the third quarter of 2006, and it is not expected to materially impact future operations.
     Liquidity and Capital Resources
     Cash generated by operating activities varies from quarter to quarter based on the level of land sale activity. The Partnership had cash reserves, net of accounts payable, of $1,673 at September 30, 2006. At September 30, 2006 the Partnership estimated its annual costs as follows: accounting fees of $30,000, legal fees of $5,000, insurance costs of $144, property taxes of $3,591, Tennessee franchise taxes of $34,400 and other administrative costs of $21,000. The General Partner has verbally committed to advance cash to the Partnership until the anticipated closing in December 2006. However, if additional expenses are incurred or if the Property cannot be sold within the next year, the reserves may be inadequate to cover the Partnership’s operating expenses. If the reserves are exhausted, or if the Partnership decides to construct infrastructure improvements to enhance the marketability of the Property, the Partnership may have to dispose of some or all of the Property or incur indebtedness on unfavorable terms.
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
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     None
Item 2 — Changes in Securities
     There were no changes in the Partnership’s securities during the third quarter of 2006.
Item 3 — Defaults Upon Senior Securities
     There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there have been no arrearages or delinquencies with respect to any such preferred stock.
Item 4 — Submission of Matters to a Vote of Security Holders
     No matters were submitted to the Partners for a vote during the third quarter of 2006.
Item 5 — Other Information
     None
Item 6 — Exhibits and Reports on Form 8-K
     None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description	Page Number
31.1	Certification Pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below on the behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Richard W. Sorenson	President and Chief Executive Officer of Southern Management Group, LLC	November 8, 2006

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Richard W. Sorenson	Member,	November 8, 2006

Richard W. Sorenson	Southern Management Group, LLC

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS

Land held for sale	$448,460	$448,460

Cash and cash equivalents	3,585	609,731

Escrows and other receivables	6,829	230,000

Prepaid expenses	17,133	24

	$476,007	$1,288,215

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued expenses	$22,201	$71,922

Payable to general partner	6,010	—

Deferred revenue	—	555,739

Partners’ equity:
General partner	58,183	55,390
Limited partners (9,650 units outstanding)	389,613	605,164

	447,796	660,554

	$476,007	$1,288,215

See notes to financial statements.

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF OPERATIONS AND PARTNERS’ EQUITY
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30
	2006	2005	2006	2005
REVENUES:
Gain on sale of land	$—	$—	$328,354	$—
Interest income	18	14	799	95
Other income	—	—	734	—

	18	14	329,887	95

EXPENSES:
General and administrative	9,178	9,746	37,063	34,631
Real estate taxes	1,395	1,051	2,196	1,857
Insurance	10	18	115	30
Delaware franchise & excise tax	—	—	304	200
Tennessee franchise & excise tax	(5,934)	325	10,817	(15)

	4,649	11,140	50,495	36,703

NET (LOSS) INCOME	(4,631)	(11,126)	279,392	(36,608)

Partners’ equity, Beginning of period	452,427	455,520	660,554	481,002

Capital distribution	—	—	(492,150)	—

Partners’ equity, End of period	$447,796	$444,394	$447,796	$444,394

Weighted average number of limited partnership units outstanding	9,650	9,650	9,650	9,650

(Loss) income from operations per limited partnership interest	$(0.48)	$(1.15)	$28.95	$(3.79)

See notes to financial statements.

EXHIBIT A
SOUTHEAST ACQUISITIONS II, LP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from escrow agent related to sale of land	$180,000	$—
Interest income received	799	95
Other income received	734	—
Cash received from roll back tax reimbursement	—	1,263
Cash received for Tennessee franshise & excise tax refund	26,483	—
Cash paid for Tennessee franchise & excise tax	(94,739)	—
Cash paid to suppliers and service providers	(233,283)	(80,055)

Net cash used in operating activities	(120,006)	(78,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to limited partners	(492,150)	—
Advance received from general partner	6,010	7,000
Increase in cash overdraft	—	51

Net cash (used in) provided by financing activities	(486,140)	7,051

Net decrease in cash	(606,146)	(71,646)

Cash, beginning of period	609,731	71,646

Cash, end of period	$3,585	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:

Net income (loss)	$279,392	$(36,608)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Decrease in accounts payable and accrued expenses	(49,721)	(36,366)
(Increase) decrease in accounts receivable	(6,829)	1,263
Decrease in deferred revenue	(555,739)	—
Decrease in cash in escrow	230,000	—
Increase in deferred costs	—	(6,620)
Increase in prepaid expenses	(17,109)	(366)

Net cash used in operating activities	$(120,006)	$(78,697)

See notes to financial statements.

SOUTHEAST ACQUISITIONS II, LP
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006
(Unaudited)
A.	ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2005. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership’s financial position and results of operations. The results of operations for the nine-months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.

B.	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership’s operations. No compensation was earned for these services. In the first nine months of 2006 and 2005, reimbursements of expenses incurred and paid by the General Partner on behalf of the Partnership totaled $2,582 and $1,357 respectively. At September 30, 2006 and December 31, 2005 accounts payable to the General Partner and its affiliates totaled $7,438 and $1,860, respectively.