Form 10-K
period 2006-12-31
SOUTHEAST ACQUISITIONS II LP
filed 2007-03-29
CIK 829905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
COMMISSION FILE NUMBER: 0-17680 (FORMERLY 33-20255)

SOUTHEAST ACQUISITIONS II, L.P.
(A Limited Partnership in Liquidation)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes ☑ No

- i -

- ii -

PART I
ITEM 1. BUSINESS
               Background
               Southeast Acquisitions II, L.P. (the “Partnership”) was formed on December 14, 1987, as a Delaware limited partnership. The Partnership’s public offering of 9,650 units of limited partnership interest (“Units”) commenced on June 8, 1988 and terminated on July 18, 1988 when all 9,650 Units were sold. The Partnership was scheduled to terminate on December 31, 2000. At a special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to (i) extend the term of the Partnership from its original expiration date of December 31, 1998 to December 31, 2000; (ii) substitute Southern Management Group, LLC for Southeast Acquisitions, Inc. as the general partner of the Partnership; (iii) authorize new commissions and new management fees for the new General Partner; (iv) give the new General Partner the exclusive right to sell Partnership Property; and (v) modify the Partnership Agreement to require that a majority in interest of the limited Partners must consent to the sale or disposition at one time of 60% or more of the real estate acreage held by the Partnership as of September 22, 1997 unless the sale or disposition is being made in connection with the liquidation of the Partnership pursuant to the Partnership Agreement or the net proceeds of the sale, when distributed in accordance with the Partnership Agreement, will be sufficient to provide the Limited Partners with distributions equal to the acquisition cost of the assets sold. The Partnership has been operating in liquidation mode since January 1, 2001. Since all of the land was sold in December, 2006, the Partnership is in the process of being dissolved. The Partnership has filed a Certificate of Cancellation of its Certificate of Limited Partnership with the state of Delaware. The Partnership has also filed Form 15 as Certification and Notice of Termination of Registration under section 12(g) of the Securities Exchange Act of 1934.
               The Partnership originally purchased the following three parcels of unimproved land in 1988; 353 acres in Henry County, Georgia; 91 acres in Greenville, South Carolina; and 135 acres in Rutherford County, Tennessee. The Partnership’s primary business objective was to realize appreciation in the value of the three parcels of unimproved land (each a “Property”, collectively the “Properties”), by holding the Properties for investment and eventual sale.
               The Partnership has sold all of its land with the final sale occurring on December 2006.
               Material Recent Developments
               During 2006, all of the remaining Rutherford County, Tennessee Property was sold for a sales price of $8,348,190. The Partnership prepares its financial statements using the liquidation basis of accounting. In accordance with the liquidation basis of accounting, the Partnership recorded a gain of $7,047,247.
               Employees
               The Partnership presently has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).
               Competition
               Not Applicable.
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
               Rutherford County, Tennessee Property:
               All of the Rutherford County, Tennessee Property has been sold.
               During July, 1995, the Partnership sold approximately 4.24 acres of the Rutherford County Property for $210,000 less commissions and expenses.
               During April, 1997, the Partnership sold approximately 32.51 acres of the Rutherford County Property for $1,625,700 less commissions and expenses.
               During 1998 and 1999 there were no sales of Rutherford County Property but the Partnership sold an easement for $101,500 less commissions in 1998 and another utility easement in 1999 for $17,658. In 2000, the Partnership recognized an additional $7,509 in relation to the 1999 utility easement sale.
               During January 2001, the Partnership sold approximately 52.28 acres of the Rutherford County Property for $2,614,050 less commissions and expenses.
               During October 2002, the Partnership sold approximately .41 acres of the Rutherford County Property for $112,385 less commissions and expenses.

               During July 2004, the Partnership sold approximately 1.88 acres of the Rutherford County Property for $995,000 less commissions and expenses.
               During January 2005, the Partnership sold approximately 2.28 acres of the Rutherford County Property for $900,000 less commissions and expenses.
               During December 2006, the Partnership closed the sale of the remaining land for $8,348,190 less commissions and expenses.
ITEM 3. LEGAL PROCEEDINGS
               The Partnership is not directly a party to, nor is the Partnership’s Property directly the subject of, any material legal proceedings.
ITEM 4. SUBMISSION OF ITEMS TO A VOTE OF SECURITY HOLDERS
               There were no matters submitted to a vote of security holders in 2006.
PART II
ITEM 5. MARKET FOR THE PARTNERSHIP’S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS
               There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on June 8, 1988 of 9,650 units of limited partnership interests. The offering of $9,650,000 was fully subscribed and terminated on June 24, 1988. As of December 31, 2006, there were 436 limited partners in the Partnership, and the Partnership was in the process of terminating.
ITEM 6. SELECTED FINANCIAL DATA

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
Operating Revenues	$7,401,575	$258,945	$680,791	$1,983	$100,315
Net Income (Loss)	$6,926,022	$179,552	$581,140	$(48,431)	$66,579
Net Income (Loss) per Unit of Limited Partnership Interest	$717.72	$18.61	$60.22	$(5.02)	$6.90
Total Assets	$7,497,978	$1,288,215	$540,011	$498,682	$546,923
Long Term Obligations	NONE	NONE	NONE	NONE	NONE
Cash Distributions Declared per Unit of Limited Partnership Interest	$786	$ NONE	$60	$ NONE	$ NONE

SELECTED QUARTERLY FINANCIAL DATA

	For the	For the	For the	For the	For the	For the	For the	For the
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
Operating (Loss) Revenue	$7,071,688	$18	$(265)	$330,134	$258,850	$14	$16	$65
Gross Profit*	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Net (Loss) Income before Extra-ordinary Items and Cumulative Effect of a Change in Accounting	$6,646,630	$(4,631)	$(20,012)	$304,035	$216,160	$(11,126)	$(18,872)	$(6,610)
Net (Loss) Income per Unit of Limited Partnership Interest	$688.76	$(0.48)	$(2.07)	$31.51	$22.40	$(1.15)	$(1.96)	$(0.68)
Net (Loss) Income	$6,646,630	$(4,631)	$(20,012)	$304,035	$216,160	$(11,126)	$(18,872)	$(6,610)

*	In the real estate industry, costs of sales are netted in the gain on sale of land and are included in operating revenues; therefore, there is no breakdown for gross profit.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               Background
               The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale. The Partnership originally purchased 579 acres of unimproved land at three locations. The status of these Properties at December 31, 2006 is as follows:

		Property Sold Prior to	Remaining Property Held
Place	Property Purchased	December 31, 2006	for Sale
Henry County, Georgia	353 Acres	353 Acres	-0- Acres
Greenville, South Carolina	91 Acres	91 Acres	-0- Acres
Rutherford County, Tennessee	135 Acres	135 Acres	-0- Acres
               The Partnership had no operations from the date of its formation on December 14, 1987 until June 24, 1988 when it acquired the first Property and sold 3,165 units of limited partnership interest. During 1988 the Partnership acquired three additional Properties and sold 6,485 additional Units of limited partnership interests.
               Result of Operations
               2006 Compared to 2005
               During 2006, the Partnership sold all of the remaining property in Rutherford County, Tennessee for a sales price of $8,348,190 and recognized a gain of $7,047,274. During 2005, the Partnership sold approximately 2.28 acres of its Rutherford County, Tennessee Property for a sales price of $900,000. The sales contract required the Partnership to make certain improvements to the land within 21 to 45 days after closing. Cash of $180,000 was withheld from the sales proceeds at closing related to these improvements and deposited with an escrow agent. Upon completion of the improvements during 2006, this cash was released. The Partnership’s obligation to make these improvements constituted a substantial continuing involvement with the land under Statement of Financial Accounting Standards No. 66, thus precluding recognition of the sale using the full accrual method. Accordingly, the gain from the transaction was allocated to the sale of the land and the later development that was completed during 2006 on the basis of the estimated costs of each activity, with the same rate of gain being attributed to each activity. During the year ended December 31, 2005, the Partnership recognized gross revenues from the contract of $394,261, which were based on the percentage of costs incurred through December 31, 2005 to the total costs expected to be incurred, resulting in a net gain of $258,814. Revenues of $505,739 and an estimated net gain of $331,994 were deferred as of December 31, 2005. During the year ended December 31, 2006, the Partnership incurred additional costs of $3,640 in completing the required improvements and recognized a final net gain of $328,354 on this sale.
               The 2005 contract included a contingent incentive payment of $50,000 which was deposited with the escrow agent at closing and included in deferred revenue at December 31, 2005. This cash was to be released to the Partnership if an anchor tenant, as defined in the contract, commenced construction of improvements on the Partnership’s adjoining land on or before September 1, 2006. This did not occur. Therefore, the $50,000 was released from escrow and returned to the purchaser during 2006. The Partnership recognized no revenue from this portion of the contract during 2005 or 2006.

               Revenue in 2006 also consisted of interest income of $25,213 as compared to $131 in 2005. The interest was higher due to a higher cash reserve. In 2006 the Partnership also recognized $734 in the recovery of bad debt. There was no such revenue in 2005. During 2006, the Partnership paid cash distributions of $492,150 ($51 per unit) and accrued liquidating distributions payable to the Limited Partners of $7,094,426 ($735 per unit) in connection with its termination. There were no distributions in 2005.
               Expenses during 2006 were $475,553 consisting of general and administrative expense of $55,569, franchise and excise taxes of $397,339, real estate taxes of $22,524 and insurance of $121. The general and administrative expenses included $41,908 in accounting fees, which represent an increase of $12,871 over 2005. The general and administrative expenses also included $3,317 in office expenses in 2006, which represents a $1,917 increase over 2005. This increase is due to costs associated with preparing and mailing cash distributions to the limited partners. The real estate taxes in 2005 were $3,538, $18,986 lower than in 2006. The increase was due to Greenbelt rollback taxes that were related to the sale of the remaining land in Rutherford County, Tennessee. The franchise and excise taxes in 2006 were $362,729 higher than in 2005 when they were $34,610. This increase was due to the sale of property that occurred in December 2006. Insurance in 2005 was $47.
               2005 Compared to 2004
               During 2005, the Partnership sold approximately 2.28 acres of its Rutherford County, Tennessee Property for a sales price of $900,000. As previously described, the sales contract required the Partnership to make certain improvements to the land, which precluded recognition of the sale using the full accrual method. During the year ended December 31, 2005 the Partnership recognized gross revenues from the contract of $394,261, which were based on the percentage of costs incurred through December 31, 2005 to the total costs to be incurred, resulting in a net gain of $258,814. Remaining revenues of $505,739 and an estimated net gain of $331,994 were deferred as of December 31, 2005.
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
Inflation did not have a material impact on operations during 2006, 2005 and 2004.

Liquidity and Capital Resources
     Cash generated by operating activities varies from year to year based on the level of land sale activity. The Partnership had cash reserves, net of accounts payable, of $7,085,333 at December 31, 2006. This cash reserve will be used to pay all liabilities of the Partnership and pay liquidating distributions to the Limited Partners. The General Partner will reserve funds, which it deems reasonably necessary to provide for contingent and unforeseen liabilities or obligations of the Partnership. The General Partner will then make a final distribution to the Limited Partners based on the terms of the Partnership Agreement. This distribution is estimated to be approximately $7,094,426.
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
               Critical Accounting Policies
               During the years ended December 31, 2005 and 2004, the Partnership maintained its accounting records on the accrual basis of accounting. Sales of land were recognized upon the closing of an enforceable sales contract and the Partnership’s execution of its obligations under the contract. Revenues and profits from sale contracts that required the Partnership to make improvements to the land were allocated to the sale of the land and the later development work on the basis of the estimated costs of each activity, with the same rate of profit being attributed to each activity, if the future costs of development could be reasonably estimated. If the future costs of development could not be reasonably estimated, revenues and profits were not recognized until the improvements were completed.
               During the year ended December 31, 2006, the Partnership completed the sale of its remaining land. The Partnership was in the process of terminating as of December 31, 2006. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis for the year ended December 31, 2006. Accordingly, at December 31, 2006, cash and cash equivalents are stated at actual, and liabilities are stated at the amounts expected to be paid during liquidation. No adjustments were necessary in order to revalue the Partnership’s assets and liabilities from a going concern basis of accounting to a liquidation basis of accounting. Revenue recognition related to sales of land was treated the same as under generally accepted accounting principles. It is not presently determinable whether the amounts that creditors will ultimately receive will differ from the amounts shown in the accompanying financial statements; however, any differences are not expected to be material. Upon full payment of the Partnership’s liabilities, all remaining cash will be distributed to the limited partners.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               The Partnership’s financial statements for the years ended December 31, 2006, 2005 and 2004 together with the report of the Partnership’s independent auditors, Williams Benator & Libby, LLP, are included in this Form 10-K.

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
               Mr. Sorenson, age 81, has over 40 years experience in several real estate disciplines, including land acquisition and development, development of office buildings, shopping centers, warehouses and medical facilities. All of these activities occurred in the southeastern United States.
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
               The other member of the General Partner is Southeast Venture LLC (“SVLLC”). The officers and key employees of SVLLC include the following:
               Paul J. Plummer, age 57. Mr. Plummer is a registered architect and serves as director of architectural services for SVLLC. Mr. Plummer is responsible for facility programming, planning, master planning, facility assessment and design. Before joining SVLLC in 1986, Mr. Plummer served as a partner and director of design for the Nashville-based architecture and engineering firm of Gresham, Smith and Partners. In that capacity he was responsible for the design and planning of over 15 major projects throughout the United States and Saudi Arabia. Mr. Plummer earned his bachelor of architecture degree from the University of Kentucky and is a member of the American Institute of Architects.
               Wood S. Caldwell, age 53. Mr. Caldwell is responsible for all site development activities on behalf of commercial and health care clients of SVLLC, including managing all design consultants, permitting, scheduling, budgeting and construction management. He contributes to SVLLC’s development team in the areas of land planning, zoning, permitting, engineering and construction. Before joining SVC in 1985, Mr. Caldwell served as a professional engineer for Gresham, Smith and Partners. As the prime site design engineer for Gresham, Smith and Partners, Mr. Caldwell produced and coordinated site development plans for over 50 separate medical facilities in over 40 different communities throughout the southeast. Mr. Caldwell earned his bachelor of engineering degree from the Vanderbilt University School of Engineering.

               Axson E. West, age 52. Mr. West serves as vice president of brokerage services for SVLLC, specializing in office and industrial leasing, improved property sales and land disposition for several commercial and residential projects. Mr. West has sold real estate and real estate securities since 1980 and, since joining SVC in 1988, he has been responsible for the disposition of land encompassing industrial, office and retail developments. He received his Bachelor of Arts degree from Vanderbilt University and is a Certified Commercial Investment Member, a designation of the Commercial Investment Real Estate Institute.
               Cameron W. Sorenson, age 45. Mr. Sorenson serves as director of vertical development for SVLLC. He is primarily responsible for providing development and project management for the clients of SVLLC. Prior to assuming these responsibilities, Mr. Sorenson was project director for two large-scale land development ventures for SVLLC. Prior to joining SVC in 1987, Mr. Sorenson was with Trust Company Bank in Atlanta, as an officer in the National Division, managing a credit portfolio in excess of $150 million. He received his Bachelor of Science degree in finance from the MacIntyre School of Business at the University of Virginia. Cameron Sorenson is the son of Richard W. Sorenson, the individual majority member of the General Partner.
               Randy W. Parham, age 51. Mr. Parham is the President of SVLLC. He is primarily responsible for property management, park and association management and also specializes in real estate development and brokerage. Mr. Parham is a licensed real estate broker and architect. Prior to joining SVLLC in 1998, Mr. Parham was a project manager with Gresham, Smith and Partners from 1978 to 1983 and was responsible for overall project management of project team and project financial management. Following his departure from Gresham, Smith and Partners, Mr. Parham joined MetroCenter Properties, Inc., an 850 acre mixed-use development in Nashville, Tennessee. He was Vice-President and was responsible for initiation and development of new projects, land sales and lease negotiations. In 1991 he purchased the assets of Metro Center Properties and formed Metro Center Management, Inc. where he served as President through 1997.
ITEM 11. EXECUTIVE COMPENSATION
               During the fiscal years ended December 31, 2006, 2005 and 2004, the Partnership did not pay compensation to any officers of the General Partner. No management fees were paid during 2006, 2005 or 2004 since the Partnership was operating in the liquidation mode. See Item 13 of this report, “Certain Relationships and Related Transactions”.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               As of December 31, 2006 no person or “group” (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known to the Partnership to beneficially own more than 5% of the Units of the Partnership.
               Security Ownership of Management
               No individual member, or director or officer of a member, of the General Partner nor such directors or officers as a group, owns any of the Partnership’s outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 30% of cash distributions after the Limited Partners have received cumulative distributions equal to a 10% non-compounded Cumulative Annual Return on their Adjusted Capital Contribution plus a return of their Capital Contributions as those terms are defined in the Partnership Agreement. The General Partner shares in taxable income to reflect cash distributions or, to the extent there are losses, 1% of such losses.
               Changes in Control
               There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               From 1988 through 1996, the Partnership paid $18,753 annually as an administration fee to the former general partner. This fee was computed as one quarter of one percent of the base cost of the land. The cumulative amount of such fee could not exceed $150,021 and, as of December 31, 1996, fees charged since inception amounted to $150,021. As of November 5, 1997, the Limited Partners voted and agreed to pay the new General Partner, Southern Management Group, LLC, a fee of $2,915 for the period from November 5, 1997 through December 31, 1997 and annual fees of $19,000 from January 1, 1998 through December 31, 2000.
               As previously discussed the Partnership agreement provides for the General Partner to receive 30% of cash distributions after the Limited Partners have received (i) a return of their cumulative distributions equal to a 10% Cumulative Annual Return on their Adjusted Capital Contributions plus (ii) a return of their Capital Contributions (as those terms are defined in the Partnership Agreement). During 2006, 2005 and 2004, the General Partner received no cash distributions.
               At the special meeting of Limited Partners held on November 5, 1997, the Partnership Agreement was amended to provide that total compensation paid to all persons, including the General Partner, for the sale of the Partnership’s property is limited to a competitive real estate commission or disposition fee not to exceed 10% of the contract price of the sale of the property. Any such real estate commission or disposition fee paid to the General Partner will reduce any distribution to which it would otherwise be entitled under the amended Partnership Agreement. In addition, the Partnership Agreement was amended to provide that the General Partner may act as the exclusive agent for the sale of the Property. Since the General Partner received commissions during the year ended December 31, 2006 in excess of the liquidating distribution that it otherwise would have been entitled to, the General Partner will receive no liquidating distribution. Accordingly, expenses of $124,650 were reallocated from the Limited Partners to the General Partner in order to reduce the General Partner’s capital account to zero at December 31, 2006. During 2006, 2005 and 2004, the Partnership paid real estate sales commissions of $584,373, $66,500 and $69,650, respectively, to the General Partner or its affiliates.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
               Fees billed by the principal auditors during the years ended December 31, 2006 and 2005 consisted of the following:

	2006	2005
Audit fees	$16,850	$13,950
Quarterly reviews	$6,600	$5,500
Tax preparation fees	$6,750	$6,550
Total fees	$30,200	$26,000
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Financial Statements	Page

Report of Independent Auditors	F-1
Statement of Net Assets in Liquidation and Balance Sheet	F-2
Statements of Income	F-3

Statements of Changes in Net Assets in Liquidation and Partners’ Equity	F-4
Statements of Cash Flow	F-5
Notes to Financial Statements	F-6

Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2006.

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

Signature	Title	Date

/s/	President and Chief Executive Officer of	March 26, 2007

Southern Management Group, LLC